Form 10-K
period 1996-01-31
BATTERY ONE INC
filed 1996-06-25
CIK 853444

[LOGO]                  SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended 31 JANUARY 1996

                         COMMISSION FILE NUMBER 0-18163

                                BATTERY ONE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          PROVINCE OF ALBERTA, CANADA
          (JURISDICTION OF INCORPORATION)

          7850 WOODBINE AVENUE, SUITE 201,
          MARKHAM, ONTARIO, CANADA
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     L3R 0B9
                                                             (ZIP/POSTAL CODE)

          905-479-5683
          800-769-3733 (800-POWERED)                              905-479-8911
          (TELEPHONE NUMBERS)                                     (FAX NUMBER)


              REGISTRANT'S FORMER ADDRESS AND TELEPHONE NUMBER,
                      has changed since the last report.

          Suite 2, 395 Summit Point Drive
          Henrietta, New York, USA                                       14467
          716-334-3070                                            716-334-3171


         Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes           No   X
                                         ---         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

As of 18 June 1996, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $6,759,410 based upon the closing price of the shares on The Alberta Stock Exchange of $0.17 per share. As of such date, 39,761,238 shares of the registrant's Common Stock were outstanding.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                          Page 2


                       DOCUMENTS INCORPORATED BY REFERENCE
None.
                              BASIS OF PRESENTATION
The Company prepares its consolidated financial statements in Canadian dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

                                EXCHANGE RATES
Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 18 June 1996 was C$1 = US$0.73. For additional information on exchange rates, see "VI. ITEM - SELECTED FINANCIAL DATA - EXCHANGE RATES."


                                     PART I

I. ITEM -- BUSINESS

A. GENERAL DEVELOPMENT OF BUSINESS

Battery One, Inc. (the "Company") was incorporated under the BUSINESS CORPORATIONS ACT, ALBERTA, Canada, on 15 December 1986 under the name "Caio Capital Company." However, prior to the 1 May 1988 acquisition of all of the issued and outstanding shares of Battery One-Stop International Inc., a company incorporated under the BUSINESS CORPORATIONS ACT, CANADA on 6 March 1985 ("BOSI"), the Company had not conducted any significant operations. In connection with its acquisition of BOSI, the Company changed its name to "Battery One-Stop Inc." and, since such acquisition, the Company continued to develop the specialty retail business, begun by BOSI, of marketing and selling batteries and certain battery-powered products in Canada and the United States. On 8 November 1994 the Company changed its name to Battery One, Inc.

In November 1992, the Company formed two new US wholly-owned subsidiaries, First Olympia Holdings Inc. an inactive US company and Batteries Etc., Inc. ("Etc."). Effective 25 November 1992, the Company purchased from One-Stop Battery, Inc. an unrelated privately held company, certain of its assets including inventory, kiosks, fixtures and related equipment and office furnishings through these subsidiaries. The acquisition included 40 operating locations in the United States and the leases therefor.

Until December 1995, the Company's operations were conducted through its wholly-owned subsidiaries, BOSI and Etc., (collectively, the "Subsidiaries."). During December of the fiscal year ended 31 January 1996, the Subsidiaries were assigned into bankruptcy.

By the first quarter of the last fiscal year, it had become apparent to management that on the basis of the Company's current share capitalization, and in consideration of the continued unprofitability of Etc., the Company, notwithstanding its best efforts, regrettably was not able to complete the financing of new management's turnaround program on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive units situated in secondary locations committed to by prior management, which were subsidized by BOSI to its serious detriment.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                          Page 3


In December 1995 BOSI made a voluntary assignment into bankruptcy pursuant to the CANADIAN BANKRUPTCY AND INSOLVENCY ACT. In December 1995, Etc. made a voluntary petition seeking protection under Chapter 11 of the US BANKRUPTCY CODE, which in January 1996 was converted to a Chapter 7 filing. Responsibility for all business and operating matters of the Subsidiaries was assumed by the trustees upon the respective assignments into bankruptcy. In Canada, the trustee operated certain locations formerly operated by the Company, pending the sale of same in the ordinary course of bankruptcy proceedings. In the US, the trustee closed all operations and proceeded immediately to liquidate the assets formerly owned by Etc. The Company was the largest creditor of both Subsidiaries.

All of the Company's operations were conducted through the Subsidiaries and all of its assets were owned by the Subsidiaries. Accordingly, at 31 January 1996 the Company had no ongoing operations nor operating assets.

The Company is not directly nor indirectly liable for any debt or liability of the Subsidiaries and has no outstanding guarantees or undertakings with respect to any third party claim against the Subsidiaries. (See VII. ITEM -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of general liquidity matters.)

The Company was maintained in good standing, continuing its ongoing statutory reporting requirements, making all the required disclosures to shareholders, raising new capital for the purpose of relaunching its operations, and trimming its overhead leaving a committed management team dedicated to turning the business around.

In February 1996, the Company reported that it was proposing a Reorganization Plan to shareholders. The Reorganization Plan is subdivided into two parts:
PLAN 2000 which prescribes how the Company will build its business to in excess of 1,000 stores by the end of the Year 2000; and, the Financing Plan which sets out the how the Company will be financed in order to meet the capital needs of PLAN 2000. (See VII. ITEM - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS for more discussion concerning financing and general liquidity.)

The Company's business historically has been to sell over 400 types of dry cell batteries, including common and specialized cells. In addition, the Company has marketed battery-powered and related products. The Company's products were sold principally from kiosk-type or in-line stores situated in high traffic areas of major shopping centers and transportation hubs. In the context of PLAN 2000, the Reorganization Plan and the redirectoin of the business operations, the Company's principal products and services are expected to be remerchandized, with a greater degree of emphasis on wireless communications products.

In accordance with PLAN 2000, the Company's objective is to develop a retail network of more than 1,000 locations, primarily small kiosk-type stores in major shopping and transportation centers located in the United States and Canada, for the purpose of marketing its products and offering sales service by trained and knowledgeable staff capable of providing a significant level of customer service.

During most of Fiscal 1996, the Company operated 18 retail locations in Canada and 33 locations in the United States. On 8 March 1996, the Company closed a purchase transaction with the Trustee of the Estate of BOSI (the "Estate") whereby for $200,000 the Company acquired the assets of the Estate including inventory, furniture and equipment, kiosks, lease entitlements and certain trade marks and proprietary information. During the recent transition period, the Company has employed the inventory and certain lease entitlements, trademarks in its current skeletal operations. However, because the longer term redirection of the business operations calls for a completely new appearance and substantial change to merchandise mix, the other assets acquired will be sold over time.

On 24 March 1996, POWER PLUS USA, INC., a wholly-owned subsidiary of the Company, made an offer to acquire the strategic Pittsburgh Airport location lease, formerly held by Etc. The requisite approval of the Bankruptcy Court, Western District of New York was obtained on 16 May 1996 and the transaction for US$70,000 is scheduled to close 19 June 1996, providing for the re-opening of this premier location in July.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                          Page 4


On 17 June 1996, POWER PLUS USA, INC. agreed to acquire Portronics, a specialty US retailer, from Consumer Electronics Specialty Stores, Inc. ("CESS") by way of a purchase all of all capital stock of CESS. Expected to close in July, the acquisition includes 10 leased retail locations in Florida, inventories, two warehouses and pager repair facilities, plus the CESS headquarters operations in Sarasota and CESS's proprietary interests. This strategic acquisition means that the operations and assets of Portronics will become an integral part of the Company. The purchase agreement is subject to final due diligence, financing, and regulatory approval. These 10 Portronics retail stores operate at a level that would have the potential to generate more than US$3.5 million in annual revenues for the Company from the sale of pagers -- or beepers as they have more commonly become known -- plus related paging services and other wireless communication products. All will be converted to Powerful Stuff stores that feature Portronics beepers and paging services, and 10 to 20 new stores are planned for Florida this year. Ken Levin, founder and President of both Portronics and CESS, has agreed to become Senior Vice President, Retail Operations for POWERFUL STUFF provided the acquisition is completed as contemplated. Mr Levin would then play a key management role in the rollout of PLAN 2000 and assist in developing Powerful Stuff's reseller operations for wireless services.

As of the date hereof, the Company is operating one location in Canada and is preparing to open the Pittsburgh Airport US location.


B. PRINCIPAL PRODUCTS AND SERVICES

1. TYPES OF BATTERIES: The Company historically has retailed over 400 types of dry cell batteries, ranging from common cells (such as AAA, AA, C, D and 9 volt) to highly specialized cells. The Company's inventory has included an array of chemical batteries such as alkaline, lithium, silver oxide, nickel cadmium, carbon zinc, zinc chloride, lead acid and gel cells along with a selection of other batteries for specific scientific and related applications. These batteries come in a variety of shapes, sizes, voltages and amperage capacities, from tiny cells, measuring just one-half inch in size, to full-size lantern batteries. Some of these batteries are rechargeable. Others may be combined in battery-packs to create a required voltage for a specialized use. A summary discussion of the chemical battery types that have been marketed by the Company follows:

   i. CARBON ZINC - These are the common, general-purpose cells which are the least expensive cells sold by the Company. They are primarily used for intermittent use in flashlights, for example, but their charge runs down rapidly with steady use and they are inefficient under extreme temperatures. These types of cells can be prone to have leakage problems, over prolonged periods of time.

   ii. ZINC CHLORIDE - These are heavy duty cells which are stronger and last longer than carbon zinc cells, but still react the same as the general purpose type. They are useful for toys and flashlights but have limited application where extended motor drive is required, such as radio/cassette players.

   iii. ALKALINE (POTASSIUM HYDROXIDE/MANGANESE DIOXIDE) - The most commonly used and popular type of cell is the alkaline battery, in the AAA, AA, C, D and 9 volt sizes. The shelf-life of an alkaline cell is at least two years and it functions well under extreme temperatures. This chemical type has a longer life than the above two types and is excellent for applications where a steady power is required over a long period of time, such as in portable tape players.

   iv. LITHIUM - Lithium cells are high performance cells used predominantly in watches and to power memory back-up for computers. It is common for these cells to last up to five years in these applications. Lithium cells are used primarily in watches which have a high drain (higher than average consumption of power). They are also used in calculators, electronic games and the computer operated cameras, and to drive computer clocks. Use of the lithium battery is rapidly increasing, becoming the benchmark "new technology" in batteries, as an increasing number of manufacturers discover the power output of this particular chemical type. Lithium batteries are available today in all forms, including the button cell (watch batteries). The ongoing development of lithium cells is anticipated to be very rapid over the next few years and could eventually overtake the alkaline cells, just as alkaline batteries overtook general purpose and heavy duty cells in the late

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                          Page 5


         1950s. Lithium cells function very well under extreme temperatures and emit a non-fluctuating current which is ideal for all kinds of sensitive meters that require voltage precision. Developments in lithium technology (such as combining Lithium Thionly Chloride) have created long-lasting cells that are ideal for steady, dependable power for remote areas (e.g., weather gauges in mountain terrain).

   v. SILVER OXIDE - Silver oxide is used primarily in watch batteries, although some photo cells use this type of chemistry also. Silver oxide batteries are renowned for their lasting power. A silver oxide button cell is capable of running an average watch for a one to three year period.

   vi. NICKEL CADMIUM - "Ni-Cad" cells are the rechargeable forms of batteries. Rechargeable batteries hold charges longer and carry more "amperage" or effective lasting time. These characteristics have allowed manufacturers of electronic items to create new battery-powered devices. Ni-Cads are manufactured in the five common sizes (AAA, AA, C, D and 9 volt) as well as in a host of unusual sizes. They also come in the button cell form.

         The rechargeable battery is comprised of potassium hydroxide and nickilous hydroxide in which plates of nickel cadmium are placed.
         This combination accepts an electrical charge after being subjected to a number of hours of electrical current in a battery charger. The more advanced and higher quality batteries have cinctured plates of nickel cadmium, which are indented. These plates absorb the gases, hydrogen and oxygen, which are emitted during the charging period and help prevent the battery from overheating. This allows the battery to accept a much faster charge and hence be fully operational quicker. These batteries also have a venting system which, in the case of an excessive charge being administered to the cell, allows the gases to vent or escape and thus prevent explosion. These advances have allowed the rechargeable battery to be charged much faster than the older types of cells. The average Ni-Cad cell will charge up to 1,000 times over a period of five years. These batteries can be charged in a desk-type charger that generally holds four batteries at a time, or a wall charger, which can hold four AA cells and a 9 volt cell. Normal charging time for the average Ni-Cad cell is 12 hours. During this time, it will charge to its full capacity. Rechargeable batteries are excellent for toys, photoflash units, electric shavers, hedge clippers, cassette players, and are now appearing in more sophisticated applications as technology improves, such as cordless telephones, mixers and carving knives. Ni-Cad batteries are often packaged in multiple units, such as hobby car packs and cordless telephone packs. These combinations of 1.2 volts cells are made into a series to create a specific voltage.

2. TYPES OF BATTERY-POWERED PRODUCTS: The battery-powered products that have been marketed by the Company include, but are not limited to, data bank calculators, lap-top computers, digital diaries, flashlights, electronic games, pocket televisions, shavers, specialty watches, cellular telephones and battery chargers. There are also additional battery-powered products available to be marketed and serviced by the Company. Because battery technology has improved considerably in both voltage and amperage capacities over the past five years, and because of the advent of new chemicals such as lithium, the number of products powered by batteries has increased. A wide variety of retail and other stores (such as drug, food, hardware, toy, discount department, jewelry, convenience, camera and audio stores) presently market all types of battery-powered items, ranging from portable cassette tape players, radios, clocks, cameras, watches, toys, flashlights and lanterns to cordless telephones, miniature television sets, pagers, hearing aids, portable drills, mixers and carving knives, other portable household appliances, smoke detectors and miniature racing cars. A host of very specialized battery-powered products, such as depth sounders, metering units and medical devices, are also available in the marketplace. Meters range from underground pipe tracers to emergency-locator transmitters for aircraft and shipping. Medical devices include the recently introduced portable diabetes machines, hearing aids and nerve stimulators used for reducing pain. The Company sells these batteries, servicing customers of virtually all battery-powered products and, its stores are a place where customers can discuss their battery and product needs with knowledgeable staff. The mix of battery-powered products marketed by the Company at any given time will vary among its store locations, to be responsive to the regional needs of its customers, and also changes over time.

3. SOURCES AND AVAILABILITY OF PRODUCTS: Sourcing batteries (especially rare cells) and battery-powered products sold by the Company have always been the major enterprise of the Company. Because batteries for specific applications are manufactured in many countries around the world (including

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                          Page 6


   China, England, Israel, Japan, the United States and Germany), the Company constantly researches new sources of supply and continually updates its information regarding the availability of rare cells as they appear in new products. The Company also researches the new battery-powered products which it may add to the merchandise mix. The Company deals with the world's largest battery manufacturers (such as Eveready, Duracell, Kodak, and Ray-O-Vac), as well as with smaller specialty companies. Consequently, the Company is not dependent upon a single or limited source of supply for the vast majority of its products. Moreover, many manufacturers make the same cells for products in different countries. Hence, if one supplier is short of product, another supplier can be called upon fill the Company's needs. The Company believes that an adequate supply of all types of batteries and battery-powered products is available.

4. DEMAND FOR PRODUCTS: A variety of battery-powered products is available today. Such products and the batteries which power them are in increasing demand throughout the world. Two factors, emerging in the past few years, have caused the demand for a variety of specialized batteries and battery products to increase dramatically. First, the development of the microcomputer chip has allowed manufacturers to produce battery-powered items which are smaller, more powerful and not as dependent on plug-in power. Some of these items are manufactured to require powerful batteries or battery-packs that have been especially produced for them. Although these new items are widely sold in the open market, the locations from which an owner of such products may purchase a replacement battery are often limited. Various manufacturers of products have long since lost interest in supporting an after market of batteries. For customers, specialty batteries are frequently difficult to locate through normal retail locations. Due to the expertise gained over the past several years, however, the Company is frequently able to source rare or specialty cells, which often are manufactured in other countries, to satisfy its customers' special requests.

   The increase in the variety of battery-powered products is also a result of the technological advances that have been made in all areas of battery production over the past five years. These advances have allowed manufacturers to produce batteries that have considerably higher "milliamp" ratings (the ratings which measure the actual lasting capacities of cells) and that are much smaller than those previously manufactured. When combined in pack form, these new technology cells result in power centers with considerable lasting capacities. Examples of applications for this technology are the rechargeable power packs used with portable drills, the hobby packs for toy racing cars and the battery-packs required for cellular phones. (There are now more than twenty-five different battery-packs on the market for cordless telephones alone, all of which are difficult for the average customer to locate or install.) The Company is able to provide battery-packs for almost any particular customer's need. Thus, there have been major advances recently in both specialty battery production and the battery-powered products being manufactured which include these batteries. Providing consumers a single source of supply and service for batteries and battery products is the basis of the Company's business.

5. MARKETING OF PRODUCTS: Because of the particular locations of the kiosk-style stores, the Company believes that marketing its merchandise and services enjoy a competitive advantage compared to other retail and chain stores. The batteries and other products are displayed prominently in its stores, which are located primarily in shopping malls. In addition, the Company has some stores located in business center malls and transportation hubs such as airports and train stations. Additional advertising is also featured in each shopping center where a store is located. Such advertising focuses primarily on special events or promotions during the year. The Company may also advertise in newspapers of general circulation in the areas of its operation and the Company may, in the future, make use of television and radio advertisements.

6. CUSTOMER SERVICES: The technical specifications of specialized batteries and battery-packs require a high level of technical expertise if customers are to obtain the proper replacement cell for their particular use. Company employees often install a battery-pack in a customer's battery-powered item. Company employees are trained and instructed to advise customers on the appropriate battery for a particular application, install batteries in products, such as watches, calculators, photographic equipment, shavers, hearing aids, cordless telephones and lap-top computers and, in addition make minor repairs to certain battery-powered products. As well, the Company maintains a composite cross-reference list of batteries so that customers' with unique or special needs can be properly serviced.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                          Page 7



C. LOCATION OF STORES

   In selecting the shopping malls in which to locate its stores, the Company generally requires that a center meet or exceed two key criteria: (i) gross leasible area must be greater than 250,000 square feet, and (ii) average annual gross sales must be at least $300 per square foot. Currently, there are in excess of 150 shopping malls in Canada and 1,500 shopping malls in the United States which meet or exceed these criteria. Exceptions to these criteria may be considered by the Company for specific malls with high traffic flows.

   Selection of the best store location within the mall is based on the local demographics, the traffic patterns and the location of existing tenants. Examples of desirable mall locations with high traffic flows are near subway entrances, at the top or bottom of key escalators and at busy intersections within the mall.

D. EMPLOYEES

   Each standard store is staffed by one manager, one or more full-time (over 25 hours per week) employees and one or more part-time (up to 25 hours per week) employees. Store managers receive a base salary and a bonus under an incentive program based on achieving or exceeding the store's sales target. As of 18 June 1996, the Company had 8 administrative personnel and 5 store
   personnel.   Up to the time of the bankruptcy, the Company employed 11 area managers, 53 store managers, 40 full-time employees, 176 part-time employees and 13 administration and warehouse personnel.

E. COMPETITION

   Except for two localized competitors in Toronto, another in Western Canada and one US competition centralized in Illinois, the Company believes that there are no other national retail chains of specialty stores which prioritize and provide its broad range of dry cell batteries and battery-powered products through kiosks and in-line locations in malls and transportation hubs coupled with a trained and knowledgeable sales staff. There are, however, a wide variety of retail and other stores, including chains, (such as drug, food, hardware, toy, discount department, jewelry and convenience stores, many of which have financial resources greater than those of the Company), that carry a selection usually limited to the more common batteries (i.e., AAA, AA, C, D and 9 volt cells). In addition, specialty stores, such as camera and audio stores, will usually carry a limited selection of replacement batteries for the equipment they currently sell. Competition within the dry cell battery retailing industry substantially results in the common cells being price-sensitive due to their wide availability. However, the normal retail price for common cells means that few customer do comparison shopping. There is less competition and price sensitivity in providing specialty cells because necessity for battery replacement often overshadows price concerns.

F. TRADEMARKS

   The Company presently holds two service marks registered in the Principal Register of the United States Patent and Trademark Office. Registrations are for the mark BATTERY ONE-STOP and BATTERY 1-STOP design in connection with battery and battery-powered store services. Both service marks cover the use of the name "Battery One-Stop" in connection with the sale or advertising of its services in the United States. The Company also holds a Certificate of Registration from the Registrar of Trade Marks, Consumer and Corporate Affairs, Canada, covering the stylized use of the name "Battery One-Stop" in the operation of its business in Canada. In addition, the Company has registered the name "Battery One-Stop" in the United Kingdom. The Company has applied for other trademarks in Canada, the United States, the United Kingdom and other countries, however, such applications are still pending. The Company has filed applications, which are currently pending, to register the service marks using the name "Battery One" in the United States and Canada.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                          Page 8


G. GOVERNMENTAL REGULATION

   Various national, state and local governments have adopted, and may in the future adopt, laws and regulations regulating contamination of the environment. These laws and regulations may impact the Company's disposal of spent batteries which contain toxic compounds and impose liabilities for pollution resulting from improper disposal.

   The Company monitors the adoption of orders, rules, regulations and laws related to the Company's operations and advises all store managers and regional managers of any new requirement or change in the law by way of weekly mailings. The Company believes that all of its store managers are currently complying, and will continue to comply with, in all material respects with all orders, the rules and regulations and laws applicable to the Company's operations. To the Company's best knowledge, there have been no material violations of any such requirements. The Company has not incurred significant costs in the past to comply with environmental regulations and does not anticipate incurring significant costs in the future. However, the Company cannot predict the effect of any future changes in applicable regulations on its operations or capital expenditure requirements.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                          Page 9


H. CERTAIN GEOGRAPHIC INFORMATION

The Company's sales and operating losses in Canada and the US for Fiscal 1996, the transition year ended 31 January 1995 and the fiscal year ended 30 April 1994 are set forth below:

                               1996                      1995                      1994
                            US       Canada          US        Canada          US         Canada
                            --       ------          --        ------          --         -------
         Sales         $3,625,836  $1,749,393    $6,132,982  $2,414,991    $7,166,134   $3,057,058
     Operating Loss    $3,465,227  $1,076,323      $991,292    $498,134    $1,363,691     $700,016

II. ITEM -- PROPERTIES

During Fiscal 1996 and until the assignments in bankruptcy, the Company's primary executive and administrative offices were located at Suite 2, 395 Summit Point Drive, Henrietta, New York. Leased on a month-to-month basis, the Henrietta offices were approximately 6,000 square feet (including warehouse space) at a monthly rental of US$2,400.

After the assignments in bankruptcy, the Company closed its Henrietta, New York offices, consolidating its operations and relocating in Toronto, Canada, where the primary executive and administrative offices are now maintained, situated at 7850 Woodbine Avenue, Suite 201, Markham, Ontario, L3R 0B9. Leased on a month-to-month basis, these Toronto executive offices are approximately 3,250 square feet, at a monthly occupancy cost of approximately $3,200. For purposes of warehousing, the Company additionally leased strategically proximate space comprised of approximately 1800 square feet located at 7780 Woodbine Avenue, Markham, Ontario, including store front and administration offices. Leased on an annual basis, the monthly occupancy costs for these warehouse premises are approximately $1,650.

As at 18 June 1996, the Company operated one store in Ontario, Canada and is preparing to operate another store in Pennsylvania, US.

During most of Fiscal 1996, the Company's 18 locations in Canada were located in one or more major malls in the following Provinces:

                    PROVINCE               NUMBER OF LOCATIONS
                    --------               -------------------
                    Alberta                        6
                    British Columbia               6
                    Ontario                        5
                    Saskatchewan                   1

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 10



During most of Fiscal 1996, the Company's 33 locations in the United States were located in one or more shopping malls in the following States:

                    STATE                  NUMBER OF LOCATIONS
                    -----                  -------------------
                    District of Columbia           2
                    Florida                       11
                    Illinois                       1
                    New Jersey                     1
                    New York                       3
                    Ohio                           6
                    Pennsylvania                   3
                    Virginia                       1
                    Washington                     5

Subject to availability and timing of financing proposed under the Financing Plan, PLAN 2000 provides for the opening of up to 50 new stores during Fiscal 1997 in a MARKET CLUSTER APPROACH that creates critical mass in certain target areas that offer particular advantages to the Company, such as under-developed or under-serviced markets, or under an umbrella of radio advertising. The Company plans to concentrate growth in 3 geographic regions in the US and Canada and in always search for premier locations. The areas targeted for immediate expansion are Florida and Pittsburgh in the US, and Southern Ontario in Canada. PLAN 2000 establishes a target of over 1,000 stores by the end of the Year 2000. (See VII. ITEM -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of the Reorganization and related Financing Plan.)

In general, the terms of the Company's lease agreements have provided for: (i) a rentable area for each store of 100 to 450 square feet; (ii) a lease term normally of three, five or eight years; and, (iii) either a fixed annual rent, or payable monthly or quarterly (ranging from a low of $5,150 in the first year of the least expensive lease to a high of $100,000 in the last year of the most expensive lease) and either together with (or, in some cases, in lieu of the annual rent) payments equal to a percentage, ranging from 7% to 17%, of a store's adjusted gross sales during the year, or, alternatively in some cases, a variable annual rent equal of up to 12 % of adjusted annual gross sales, net of sales taxes, plus rental taxes, if any. The current rental market appears equally as favorable as in the past. Accordingly, the Company expects to enter into future leases on economically viable and commercially reasonable terms.


III. ITEM -- LEGAL PROCEEDINGS

Except for the bankruptcy proceedings of the Subsidiaries, the Company is not presently a party to, nor are any of its properties the subject of, any pending legal proceedings which would materially affect the financial condition of the Company.


IV. ITEM -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 11

                                     PART II

V. ITEM--   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

A. COMMON STOCK DATA

The Common Stock is listed on The Alberta Stock Exchange, Province of Alberta, Canada, and is traded under the symbol "BTB". Prior to January, 1992, the Common Stock was included in the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and was traded in the over-the-counter market in the United States System under the symbol "BATTF". The Common Stock was delisted from NASDAQ trading in January, 1992 due to the Company's failure to satisfy certain minimum capital requirements for trading on NASDAQ.

Effective 19 December 1994, the Company resumed over-the-counter trading on the NASDAQ OTC Bulletin Board under its old symbol BATTF. No trades were reported for the period 31 December 1994 through 28 February 1995. Beginning 24 April 1995 the trading symbol was changed to "BATT".

From 22 December 1995 to 5 February 1996, trading in the Company's shares was halted on The Alberta Stock Exchange and during which time the Company proceeded with matters pertaining to the bankruptcies and to prepare its reorganization plan. (See VII. ITEM - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.) The following table sets forth the reported high and low sales prices for the Common Shares as quoted by The Alberta Stock Exchange for each full quarterly period within the fiscal years ended 31 January 1996 and 1995, and 30 April 1994, respectively, expressed in Canadian dollars:

                 FISCAL 1996         FISCAL 1995         FISCAL 1994
               ---------------     ---------------     ---------------
               High       Low      High       Low      High       Low
               -----     -----     -----     -----     -----     -----
1st Quarter    $0.40     $0.36     $0.38     $0.16     $0.50     $0.29
2nd Quarter    $0.33     $0.32     $0.48     $0.26     $0.45     $0.30
3rd Quarter    $0.30     $0.28     $0.41     $0.25     $0.49     $0.28
4th Quarter    $0.33     $0.30     n/a       n/a       $0.38     $0.18

Because a substantial number of Common Shares that are held by agents in "street name", the Company is unaware of exactly how many of the outstanding Common Shares are held by residents of the United States. As of 18 June 1996, there is a total of approximately 2,700 beneficial holders of the 39,761,238 issued and outstanding Common Shares.

To date, the Company has not paid dividends on its Common Shares.

(See also VII. ITEM - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS for more discussion concerning management's Reorganization Plan as it concerns the Common Shares.)

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 12


B. EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

Acquisitions of control of businesses or corporations in Canada are regulated by the Investment Canada Act (the "Investment Act"). The Investment Act created an agency known as Investment Canada. In certain circumstances, an investment to acquire control of a Canadian business is reviewable by said agency. In other cases, only notice need be given to said agency and, in many cases, no action need be taken at all. The Investment Act does not apply to the acquisition of securities such as shares of the Company where the acquisition does not constitute an acquisition of "control" within the meaning of said term in the Investment Act. Generally, the term "control" means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. Under the Investment Act, the acquisition of more than 50% of the voting shares of a corporation is deemed to be an acquisition of control of such corporation, and the acquisition of one-third or more of the voting shares of a corporation is presumed to be an acquisition of control of such corporation unless it can be established that the acquirer does not control the corporation through the ownership of one-third or more of the voting shares. The acquisition of less than one-third of the voting shares of a corporation is deemed not to be an acquisition of control of such entity.

The Company is aware of no Canadian governmental laws, decrees or regulations nor any foreign exchange controls which restrict the import or export of capital or which affect the remittance of dividends, interest or other payments of non-resident holders of the Company's securities, except as discussed in VII. ITEM - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

The Company knows of no limitation on the rights of nonresident or foreign owners to hold or vote the Common Shares imposed by foreign laws and there are no provisions in the Company's charter or by-laws which restrict ownership of securities or prescribe restrictions on the payment of dividends, interest or other payments to shareholders.

C. TAXATION

Dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident corporation to a non-resident of Canada generally are subject to non-resident withholding tax equal to 25% of the gross amount of the dividend or deemed dividend. Also, a non-resident of Canada is subject to tax in Canada at the rates generally applicable to residents of Canada on any "taxable capital gain" arising on the disposition of the shares of a Canadian public corporation if such non-resident, together with persons with whom he does not deal at arm's length, owned 25% or more of the issued shares of any class of the capital stock of the Canadian public corporation at any time in the five years immediately preceding the date of disposition of the shares. The taxable portion of the capital gain is three-quarters of the actual gain from the disposition of the shares.

Canadian taxation of dividend and deemed dividend payments to and gains realized by non-residents of Canada who are residents of the United States are subject to the 1980 Canada-United States Income Tax Convention (the "1980 Convention"). Under the 1980 Convention, the rate of Canadian non-resident withholding tax on dividends or deemed dividends paid to a United States resident may not exceed 15%, and in the case of a United States corporation that beneficially owns at least 10% of the voting stock of the corporation paying the dividend may not exceed 10% of the dividend or deemed dividend.
On March 17, 1995, the United States and Canada signed a protocol to the 1980 Convention (the "1995 Protocol"). Ratified on 9 November 1995, the 1995 Protocol reduces the withholding rate on dividends from 15% to 10%, and, in the case of a dividend paid to a United States corporation that owns at least 10% of the voting stock of the payor corporation, to 7% for dividends paid in 1995, 6% for dividends paid in 1996, and 5% for dividends paid after 1996. Where the dividends are received by a United States person carrying on business in Canada through a Canadian permanent establishment and the shares in respect of which the dividends or deemed dividends are paid are effectively connected with that permanent establishment, the dividends or deemed dividends are generally subject to Canadian tax as business profits, generally without limitation under the 1980 Convention.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 13

The 1980 Convention also provides that gains realized by a United States resident on the disposition of shares of a Canadian corporation may not generally be taxed in Canada unless the value of the Canadian corporation is derived principally from real property situated in Canada or the shares form part of the business property of a permanent establishment which the United States shareholder has or had in Canada within the twelve month period preceding the date of disposition.

Subject to certain limitations, generally Canadian income taxes paid or accrued by a United States resident to Canada on account of dividends or deemed dividends paid by the Canadian corporation and gains from the disposition of the Canadian corporation's shares are eligible for foreign tax credit treatment in the United States.

VI. ITEM -- SELECTED FINANCIAL DATA

The following selected financial data of the Company are presented for, and as of the end of Fiscal 1996, the Transition Fiscal 1995, and each of the former 12 month fiscal years ended 30 April 1994, 1993 and 1992. (During Fiscal 1995, the Company changed its fiscal year end to 31 January from 30 April.) This information should be read in conjunction with VII ITEM - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the Consolidated Financial Statements and the Notes thereto, included elsewhere herein. The Company's Consolidated Financial Statements and related information have been prepared according to Canadian Generally Accepted Accounting Principles (CGAAP), however, these financial statements comply, in all material respects, with United States Generally Accepted Accounting Principles, except as described in Note 10 to the Company's Consolidated Financial Statements included elsewhere herein.

                                              TRANSITION
                                   FYE         FYE ENDED                   FYE 30 APRIL
                               31 JANUARY     31 JANUARY     -----------------------------------------
                                  1996           1995           1994(2)       1993(1)        1992(2)
                               -----------    -----------    -----------     ----------     ----------
STATEMENT OF OPERATIONS DATA:
Total Revenue                  $ 5,375,229    $ 8,547,973    $10,223,192     $4,311,591     $1,703,793
Net Income (Loss)              $(4,541,551)   $(1,489,416)   $(2,063,707)    $ (727,154)    $3,506,093
Net Income (Loss) Per Share    $     (0.13)   $     (0.05)   $     (0.07)    $    (0.03)    $     0.26(3)

BALANCE SHEET DATA:
Total Assets                   $   330,035    $ 5,182,679    $ 4,739,604     $4,326,026     $  589,273
Working Capital                $  (422,159)   $   611,868    $   161,473     $  873,069     $ (227,813)
Long Term Liabilities              NIL            NIL            NIL             NIL             NIL
Total Liabilities              $   507,208    $ 2,152,401    $ 2,015,312     $  743,587     $  513,528
Common Shareholders'
 (Deficiency)/Equity (4)       $  (177,173)   $ 3,030,278    $ 2,724,292     $3,582,439     $   75,745

(1) Consolidated results of the Company and its subsidiaries. See VII. ITEM - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION for further explanation concerning the acquisition of the US business in November 1992.
(2) Consolidated results of the Company and its subsidiaries.
(3) Included gain on cessation of control of a former US subsidiary (Battery One-Stop Ltd.) to bankruptcy court.
(4) To date, the Company has not paid dividends on its Common Shares.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 14

A. EXCHANGE RATES

The following table sets forth, for the periods and dates indicated, certain information concerning exchange rates of United States and Canadian dollars. All figures shown represent noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York. The sources of this data are the Federal Reserve Bulletin and the International Financial Statistics prepared by the Bureau of Statistics of the International Monetary Fund.

         C$ HIGH          C$ LOW          AVERAGE     FISCAL YEAR END
       -------------   -------------   -------------  ---------------
       C/US    US/C    C/US    US/C    C/US    US/C    C/US    US/C
       -----   -----   -----   -----   -----   -----   -----   -----
1996   $1.36   $0.74   $1.28   $0.78   $1.32   $0.77   $1.32   $0.77
1995   $1.42   $0.70   $1.34   $0.74   $1.37   $0.72   $1.40   $0.71
1994   $1.26   $0.79   $1.40   $0.72   $1.32   $0.76   $1.38   $0.72
1993   $1.18   $0.85   $1.29   $0.78   $1.23   $0.81   $1.27   $0.79
1992   $1.29   $0.78   $1.14   $0.88   $1.21   $0.83   $1.27   $0.79
1991   $1.17   $0.86   $1.13   $0.89   $1.15   $0.87   $1.16   $0.86

VII. ITEM -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which follow elsewhere herein.

The end of Fiscal 1996 and thus far into Fiscal 1997 has represented a period of fundamental change for Battery One, Inc. The Company has literally shed its past by reorganizing and redirecting its business operations, proposed to be renamed POWER PLUS CORPORATION, a new business venture created and being launched through BATTERY ONE as restructured.

A. RESULTS OF OPERATIONS

1. FISCAL 1996

   By the final quarter of the last fiscal year, it had become apparent to management that on the basis of the Company's current share capitalization, and in consideration of the continued unprofitability of Etc., the Company, notwithstanding its best efforts, regrettably was not able to complete the financing of new management's turnaround program on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management, which were subsidized by BOSI to its serious detriment.

   In December 1995 BOSI made a voluntary assignment into bankruptcy pursuant to the CANADIAN BANKRUPTCY AND INSOLVENCY ACT. In December 1995, Etc. made a voluntary petition seeking protection under Chapter 11 of the US BANKRUPTCY CODE, which in January 1996 was converted to a Chapter 7 filing. The Company was the largest creditor of both Subsidiaries.

   The Company is not directly nor indirectly liable for any debt or liability of the Subsidiaries and has no outstanding guarantees or undertakings with respect to any third party claim against the Subsidiaries.

   All of the Company's operations, which consisted of the sale of batteries and battery-powered products to consumers via company-owned retail stores in Canada and the United States, were conducted through the Subsidiaries and all of its capital assets were owned by the Subsidiaries. As at 31 January 1996 the Company, therefore, had no ongoing operations nor operating assets.

   The Consolidated Statements of Operations included together with this Report reflect the decline in operations experienced by the Subsidiaries during the current period, as compared to the previous fiscal year. The loss from operations reported in the Company's Consolidated Financial Statements is $4.4 million. In addition, the loss on abandonment of Subsidiaries in the amount of $118,767, increased the net loss to $4.5 million.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 15

As a result of the reorganization and redirection of the business of the Company, the historical financial statements included in the Consolidated Financial Statements herein, in practical terms, have little relevance to the Company's operations at present. The Consolidated Financial Statements for Fiscal 1996, 1995 and 1994 include the accounts of the Company, BOSI and Etc. All significant intercompany accounts and transactions between the Company and the Subsidiaries were eliminated.

On 1 February 1996, the Company announced its Reorganization Plan proposing: a name change to POWER PLUS CORPORATION; reorganizing and consolidating the outstanding share capital; raising additional funds; establishing new divisional operations in Canada and the US; consolidating head office operations into existing offices in Toronto; revamping its retail efforts and distribution channels; and putting in place new management.

On 8 March 1996, the Company closed a purchase transaction with the Trustee of the Estate of BOSI whereby for $200,000 the Company acquired the Estate's assets of the Estate including inventory, furniture and equipment, kiosks, lease entitlements and certain trade marks and proprietary information. During the transition, the Company has employed the inventory, and certain lease entitlements and trademarks in its current skeletal operations. However, because the new business strategy calls for a whole new physical store appearance and a substantial change to the merchandise mix, the other assets acquired will be liquidated on an orderly basis over time.

On 17 May 1996, POWER PLUS USA, INC., a wholly-owned subsidiary of the Company, acquired a strategic lease for retail space at the Pittsburgh Airport upon the approval of the Western District of New York Bankruptcy Court. The transaction for US$70,000 is scheduled to close on 19 June 1996, and the Company plans, reopening this premier location in July.

On 17 June 1996, Power Plus USA, Inc. agreed to acquire Portronics, a specialty US retailer, from Consumer Electronics Specialty Stores, Inc. ("CESS") by way of a purchase all of all capital stock of CESS. Expected to close in July, the acquisition includes 10 leased retail locations in Florida, inventories, two warehouses and pager repair facilities, plus the CESS headquarters operations in Sarasota and CESS's proprietary interests. This strategic acquisition means that the operations and assets of Portronics will become an integral part of the Company. The purchase agreement is subject to final due diligence, financing, and regulatory approval. These 10 Portronics retail stores operate at a level that will generate more than US$3.5 million in annual revenues for the Company from the sale of pagers -- or BEEPERS as they have more commonly become known -- plus related paging services and other wireless communication products. All will be converted to POWERFUL STUFF stores that feature Portronics beepers and paging services, and 10 to 20 new stores are planned for Florida this year. Ken Levin, founder and President of both Portronics and CESS, will become Senior Vice President of Retail Operations for POWERFUL STUFF. Mr Levin will play a key management role in the rollout of PLAN 2000 and assist in developing POWERFUL STUFF's reseller operations for wireless services.

Funds for these purchases have been provided by the completion of a Special Warrants Private Placement Financing discussed hereinbelow, representing gross proceeds of up to $4.5 million, of which $3.85 million has been received to date (see B. 1. i. b. below), and of which $1.1 million had been received prior to 31 January 1996.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 16

The following table sets forth certain items reflected in the Company's consolidated statement of operations expressed as percentages of sales:

                                             PERCENTAGE OF SALES
                                -------------------------------------------
                                   FYE        Transition FYE        FYE
                                31 January      31 January        30 April
                                   1996           1995              1994
                                ----------     --------------      --------
     Cost of sales               42.4%           49.1%              43.1%
     Operating, occupancy and
      administrative expenses
      (including assets,
      abandoned in 1996)        133.3%           66.2%              75.3%
     Net loss                    84.9%           17.4%              20.2%

2. TRANSITION FISCAL 1995

   The Company sustained substantial operating losses while attempting to turn around the US operation during the latter part of Fiscal 1995 and which continued into Fiscal 1996. The plan, designed to improve operating efficiencies, strengthen management depth and upgrade the corporate image with customers, over time proved to be too little too late. During Fiscal 1995, the Company changed its fiscal year end to be more consistent with other retailers, redesigned its standard kiosks and added new directors and executive officers.

   As a result of the fiscal year end change, sales volume for Fiscal 1995 declined to $8.6 million from $10.2 million for Fiscal 1994. Sales volume increased $600,000, or 8% over the same nine-month period last year. Fiscal 1995's net loss was $1.5 million, compared to $2.1 million loss reported at the end of prior year.

   The US operations contributed $6.1 million sales to Transition Fiscal Year 1995's consolidated sales (71.7% of the total), compared with $7.2 million in sales to the Fiscal 1994 consolidated results (70.1% of the total). The fractionation in sales approximates the proportion of locations in the US and Canada. Throughout Fiscal 1995, the Company operated 68 stores -- 49 in the US (72% of the total) and 19 in Canada.

   Canadian sales for Fiscal 1995 amounted to $2.4 million, compared to $3.1 million achieved in Fiscal 1994.

   The cost of sales increased 18.1% resulting in a decline in the gross margin to 50.9% from 56.9% in 1994. The gross profit in Fiscal 1995 was $4.3 million compared to $5.8 million for the year ended 30 April 1994. Improvements in product mix toward higher-margin sales, were more than offset by increased expenses related to the changes being carried out intended to improve operating results, including, in particular, merchandise discounting to clear older inventory and eliminate slow-turning product lines not being continued under the new merchandising program.

   Operating expenses in Fiscal 1995 were $5.7 million compared to $7.7 million in 1994 reflecting, in particular, the benefits derived after consolidating the less-efficient US operations, despite the inclusion of certain restructuring costs. These restructuring costs, which were not a material portion of operating expenses, included the effort to streamline operations, and costs of moving the offices formerly located in Victoria, British Columbia and Youngstown, Ohio, consolidated into Rochester, New York in September 1994.

   Operating expenses as a percentage of sales decreased in Fiscal 1995 compared to Fiscal 1994. Operating expenses as a percentage of sales were 66.2% in Transition Fiscal 1995 compared to 75.3% in Fiscal 1994. The decrease in 1995 reflects the ongoing benefits flowing from consolidating the administrative functions into one location and streamlining.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 17

   The Company's consolidated net loss for 1995 (no taxes were payable in Fiscal 1995) was $1.5 million compared to $2.1 million in Fiscal 1994. The US operations accounted for about 66.6% of the 1995 net loss, compared to 66% of the 1994 net loss. The 1995 and 1994 losses equated to losses per share of $0.05 and $0.07 on an increased weighted average number of common shares outstanding of 34,694,521 compared to 31,806,154.

3. FISCAL 1994

   Sales rose 137.1% in 1994 to $10.2 million compared with $4.3 million in Fiscal 1993. The most significant factor accounting for the sales increase was the Company's purchase on 27 November 1992 of certain operating assets, from One-Stop Battery Inc., a privately held company operating retail operations in the US which was not related to the Company.

   In 1994, the US operations contributed $7.2 million to the Fiscal 1994 consolidated sales (70.1% of the total). The breakdown in sales approximates the proportion of locations in the US and Canada. In the fourth quarter of 1994, the Company was operating 68 locations, including 49 in the US (72% of the total) and 19 in Canada.

   Sales in Canada in 1994 amounted to $3.1 million, a 42% increase from the $2.2 million achieved in the prior year. The increase mainly reflected improvements made during 1994 in the operations of the established stores, including expanded product lines and improved merchandising.

   While sales rose 137.1% in 1994, the cost of sales increased 188.3% resulting in a decline in the gross profit to 56.9% from 64.6% in 1993 as the gross profit increased to $5.8 million from $2.8 million. The 1993 results consolidated the US operations for the final five months of the fiscal year inclusive of the important Christmas holiday selling season, but exclusive of the less-profitable earlier months.

   Operating expenses rose 126.6% to $7.7 million from $3.4 million in 1993 reflecting, in particular the consolidation of the less-efficient US operations and certain restructuring costs resulting from the acquisition of the US assets.

   The Company's consolidated net loss (no taxes were payable in 1994) for Fiscal 1994 amounted to $2.1 million, up 183.8% from the 1993 level of $727,000. The US operations accounted for about 66% of the 1994 operating loss compared with 57% in 1993 when they were consolidated for only about 5 months of the fiscal year.

   The 1994 loss per share of $0.07 compared to Fiscal 1993's $0.03 on an increased weighted average number of shares outstanding of 31,806,154 and 27,761,117 in the respective years.

B. FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The Company reported by news release dated 1 February 1996 the details of its proposed Reorganization Plan, including the proposed change of name to POWER PLUS CORPORATION, which Plan has received the conditional approval of The Alberta Stock Exchange as required. Selected aspects of the Reorganization Plan, including the name change, reduction in stated capital, plan of arrangement and adoption of a new share option plan, require shareholder approval at the upcoming July 24th annual general and special meeting, and final court and regulatory approval thereafter.

The Reorganization Plan should be viewed in two complementary parts: the corporate finance plan (the "Financing Plan"), designed to facilitate the implementation of the reorganization; and, the business strategy and plan for the future called PLAN 2000 prescribing the operational strategy for the Company to grow to over 1,000 stores by the end of the Year 2000.

Planned new retail outlets will be known as POWERFUL STUFF, a branded distribution channel for portable energy, including the latest in electronic communications, calculators, entertainment and lifestyle products, and the batteries to power them.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 18

POWERFUL STUFF as conceived proposes to combine two merchandising segments -- batteries and beepers -- into a single entity that provides financial balance and marketplace synergy. The beepers and accessories generate higher average per sale revenues, earn strong secondary margins through air-time and activation sales, and generate recurring sales from customer subscriber fees and renewals. The complementary battery segment of the business supplies the ongoing revenues and incremental margins necessary to grow POWERFUL STUFF stores to the point where a customer base is built and recurring revenues are produced by paging services. In addition, the battery business provides high margins from specialty batteries and installation services, plus strong positioning for the sale of innovative battery-powered products.

1. REORGANIZATION PLAN

   Particularly salient to the Reorganization Plan are the following points:

   i. FINANCING PLAN

      In conjunction with the protective steps taken by management to preserve the Company's assets as herein described, as part of its Reorganization Plan, the Company has adopted the Financing Plan which lays the foundation for raising potentially up to $40 million in the aggregate of new capital over the next two years. The Financing Plan has received conditional regulatory approval, subject to shareholder approval and court approval with respect to certain aspects thereof.

      a) FISCAL AGENT ENGAGED

         The Company engaged C.M. Oliver & Company Limited of Toronto (the "Agent") effective 1 March 1996 as its fiscal advisor and agent for a one-year term. The Agent has and will assist the Company on a best efforts basis in raising the capital required for its Reorganization Plan. The Agent's compensation includes a warrant to purchase up to
         4.5 million pre-consolidation common shares of the Company at $0.10 per share (225,000 post-consolidation shares at $2.00 per share). This share purchase option considered on a post-consolidation basis represents potential dilution of up to 675,000 shares (13,500,000 pre-consolidation shares), and the possibility of up to $1.2 million in the aggregate in additional capital.

      b) SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

         The Agent and Company completed a Special Warrant Private Placement Financing (the "Special Warrants") of up to $4.5 million representing
         an aggregate of 45 million Special Warrants.   The closings of the
         first and second tranches took place on 1 March and 2 April 1996 respectively, representing 38.5 million Special Warrants, which were issued at a purchase price of $0.10 per Special Warrant (or 2.25 million Special Warrants at $2.00 on a post-consolidation basis), for gross proceeds of $3.85 million, of which $1.1 million had been received prior to 31 January 1996. Up to an additional 6.5 million Special Warrants representing gross proceeds of $650,000 are anticipated to be issued prior to the end of June 1996, completing the Special Warrant Financing in its entirety.

         Each Special Warrant is convertible at no additional consideration into one common share plus one Class B Warrant which shall consist of two entitlements: firstly, entitling holders to acquire up to an aggregate of 2.25 million post-consolidation shares of the Company at an exercise of $2.50 per share (equivalent to 45,000,000 shares at $0.125 per share on a pre-consolidated basis), on or before 1 March 1997, representing additional potential capital to the Company in the aggregate of up to $5.625 million; and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an aggregate of a further 2.25 million post-consolidation shares of the Company at an exercise purchase price of $3.00 per share (equivalent to 45,000,000 shares at $0.15 per share on a pre-consolidated basis), on or before 1 March 1998, representing additional potential capital in the aggregate of up to $6.75 million. The aggregate capital injection potentially to be derived from the Special Warrants on a fully diluted basis is $16.875 million.

         The Special Warrant Financing terms provided that the Company would incur a 10% penalty payable by the issuance of additional Special Warrants to the holders of the Special Warrants, that is a further
         4.5 million Special Warrants on a pre-consolidation basis in prescribed

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 19

         circumstances. Those prescribed circumstances required the Company to file a prospectus in Ontario and Alberta by 14 June 1996 to qualify the Special Warrants as free-trading to be lawfully offered to the public, and to obtain a final prospectus receipt by 26 July 1996, failing which the penalty would be invoked. The Company was unable to meet such obligations and the penalty has therefore been incurred. The entitlements attached to these penalty Special Warrants are the same as the Special Warrants.

         Holders of the penalty Special Warrants will not be required to pay to receive the common shares included therein, but the Class B and BB Warrants attached thereto will include the same exercise price required to be paid for them to be acquired, that is $2.50 per share (post-consolidation) for the Class B Warrant and $3.00 per share (post-consolidation) for the Class BB Warrant. The penalty Special Warrants represent up to an aggregate of 13.5 million additional pre-consolidation shares in dilution, and the potential of up to an aggregate of $1.2 million in additional capital on a fully diluted basis.

         The intention remains to qualify the Special Warrants by prospectus in the Provinces of Ontario and Alberta. The prospectus clearance in Ontario would qualify the Company as a reporting issuer in Ontario. The common shares of the Company currently trade on The Alberta Stock Exchange (Symbol: BTB) and NASDAQ's OTC Bulletin Board (Symbol: BATT). The Company is currently a reporting issuer in Alberta and British Columbia, and concurrently reports in the United States under Form 10 of the SECURITIES AND EXCHANGE ACT, 1934.

      c) CONVERTIBLE DEBENTURE PRIVATE PLACEMENT FINANCING

         The Company has agreed with the Agent and received conditional regulatory approval to an offering of 10% convertible secured fixed and floating charge debentures in series, on a best efforts basis, subject to a minimum placement of $2.5 million and a maximum placement of $5 million (the "Debentures"). The proposed key terms and conditions of the Debentures are generally as follows:

         ----------------------------------------------------------------------
         PRINCIPAL AMOUNT     $5,000,000 10% convertible secured fixed and
         & CLOSING:           floating charge debentures in series (the
                              "Debentures Offering"), with a minimum
                              subscription of $2,500,000, up to a maximum of
                              $5,000,000. The first closing of the Debentures
                              Offering is expected to occur not later than 28
                              June 1996 (the "Closing Date"), with the
                              completion of the Debentures Offering anticipated
                              by no later than 30 September 1996, or such other
                              dates as the parties shall mutually agree.
         ----------------------------------------------------------------------

[LOGO]                                                        BATTERY ONE, INC.
                                                       FORM 10-K -- FISCAL 1996
                                                                        Page 20
         ----------------------------------------------------------------------
         TYPE OF OFFERING:    Debentures Offering to be arranged through C.M.
                              Oliver as Agent, on the basis of a best efforts agency offering. Investment units in the Debentures Offering will be $50,000 each (the
                              "Debentures Units"), with the minimum subscription being 3 Debentures Units or $150,000. Debentures
                              Units shall be sold to subscribers (the
                              "Debentures Holders") by way of private placement pursuant to statutory prospectus exemptions without an offering memorandum.

                              Any securities into which the Debentures Units may
                              be converted (the "Subject Securities") shall have
                              a hold period of 12 months.  The Company, however,
                              recognizes that it is fundamental to Debentures
                              Holders that the Subject Securities be qualified
                              under a prospectus in the qualifying jurisdictions
                              in which the Debentures Units are sold (the
                              "Qualifying Jurisdictions"), so that the Subject
                              Securities may be freely tradable in such
                              provinces without the necessity of the holder
                              thereof filing a prospectus or effecting the trade
                              in a manner which falls within one of the various
                              prospectus exemptions. For these reasons, the
                              Company will use its reasonable best efforts under
                              the applicable securities laws of the Qualifying
                              Jurisdictions to qualify the Subject Securities by
                              prospectus.  Such qualification would enable the
                              Subject Securities to be lawfully distributed to
                              the public in the Qualifying Jurisdictions in
                              connection with any conversion of the Debentures
                              indebtedness.
         ----------------------------------------------------------------------
         SECURITY RANKING:    Debentures will be direct secured obligations of
                              the Company by way of a first fixed and floating
                              charge against the Company's assets pursuant to
                              a Trust Indenture to be administered by Montreal
                              Trust of Canada, the Company's Transfer Agent and
                              Depositary.  The Company is debt-free and the
                              Debentures will not therefore be subordinated to
                              any other indebtedness.
         ----------------------------------------------------------------------
         USE OF PROCEEDS:     The proceeds of the Debentures Offering will be
                              used by the Company to assist in the
                              implementation of its Reorganization Plan,
                              including for:  retail stores expansion,
                              merchandising and marketing; and, general working
                              capital purposes.
         ----------------------------------------------------------------------
         INTEREST RATE:       10% per annum, payable semi-annually, in arrears,
                              commencing from the Closing Date.
         ----------------------------------------------------------------------
         MATURITY AND         The term of the Debentures shall be five years
         CONVERSION:          from the Closing Date (the "Term"). The Debentures
                              Holders will have the right at any time during the
                              Term to convert all or any part of the
                              indebtedness into Common Shares for $0.125 per
                              share on a pre-consolidation basis ($2.50 per
                              share post-consolidation). At any time on or after
                              the third anniversary date of the Closing Date,
                              the Company will have the right on reasonable
                              notice to compel Debentures Holders to convert all
                              or any part of the indebtedness into Common Shares
                              for $0.125 per share pre-consolidation ($2.50 per
                              share post-consolidation); provided the Company's
                              shares have traded at a weighted average price of
                              $0.20 per share or greater pre-consolidation
                              ($4.00 per share post-consolidation) during the 10
                              trading days prior to the Company compelling the
                              conversion.  Failing conversion by Debentures
                              Holders in the circumstances of such notice, the
                              Company shall have the right, at any time
                              thereafter, to prepay the whole or any part of
                              the Debentures, on a pro rata basis.
         ----------------------------------------------------------------------
         COSTS:               The Company shall pay all reasonable costs,
                              charges and expenses of the Debentures Holders
                              recovering or enforcing with respect to the
                              indebtedness and implementing the security
                              related thereto.
         ----------------------------------------------------------------------

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 21

         ----------------------------------------------------------------------
         ANTI-DILUTION        Appropriate adjustments to be made in respect of
         PROVISIONS:          any subdivision, redivision, reduction,
                              combination, consolidation, distribution, issuance
                              or other events resulting in any adjustment to the
                              common shares of the Company; provided, however
                              that Debentures holders shall not be entitled to
                              receive Exchange Rights as contemplated under the
                              plan of arrangement.
         ----------------------------------------------------------------------
         PARI PASSU:          All Debentures shall rank PARI PASSU with one
                              another.
         ----------------------------------------------------------------------
         FEES:                The Agent shall be paid a fee equal to 8% of the
                              amount of the Debentures Offering completed.
         ----------------------------------------------------------------------

      d) SHARE CAPITAL REORGANIZATION AND CONSOLIDATION AND
         EXCHANGE RIGHTS ENTITLEMENTS

         The reorganization and consolidation of the Company's outstanding share capital pursuant to the Reorganization Plan is proposed by means of a plan of arrangement under Section 186, BUSINESS CORPORATIONS ACT, ALBERTA, subject to shareholder and final court and regulatory approval. In general terms, the Company will reorganize and consolidate all of its issued common shares (of which 39,761,238 common shares are issued and outstanding as of the date hereof) on the basis of every twenty (20) common shares before consolidation being reorganized and consolidated into one (1) consolidated common share (that is, after consolidation there would be 1,988,062 issued post-consolidated shares) and one (1) Exchange Right. Under the terms of this consolidation, respecting the loyalty of the Company's long-term shareholders and seeking their continuing support on an equal footing with the Special Warrant holders, and considering the Company's capital requirements, each consolidated share is proposed to have attached to it one exchange entitlement (the "Exchange Rights") to purchase one unit of the Company's equity (the "Exchange Rights Units"). The actual issue date of the Exchange Rights is anticipated to be in or about July 1996 (the "Exchange Rights Issue Date"). The Exchange Rights as proposed shall entitle holders to purchase up to an aggregate of 1,988,062 Exchange Rights Units of the Company at an exercise price of $2.00 per unit (equivalent of $0.10 per unit on a pre-consolidation basis), on or before 90 days from the Exchange Rights Issue Date (the "Exchange Rights Shareholder Exercise Expiry Date"; estimated October 1996), representing additional potential capital to the Company up to an aggregate of $4 million in Fiscal 1996. Each Exchange Rights Unit shall consist of one common share plus one purchase warrant, hereinafter referred to as the Class A Warrants. The Class A Warrants shall consist of two entitlements: firstly, entitling holders to purchase 1,988,062 common shares of the Company at an exercise price of $2.50 per share (equivalent of $0.125 per share on a pre-consolidation basis), on or before 1 March 1997, representing additional potential capital to the Company up to an aggregate of $5 million; and, secondly, conditional upon the exercise of the Class A Warrant, a collateral warrant, hereinafter referred to as the Class AA Warrant, entitling holders to purchase up to an aggregate of a further 1,988,062 common shares of the Company at an exercise price of $3.00 per share (equivalent of $0.15 per share on a pre-consolidation basis), on or before 1 March 1998, representing additional potential capital to the Company in the amount of up to an aggregate of $6 million. The capital injection potentially to be derived from the Exchange Rights on a fully diluted basis is $15 million in the aggregate.

      e) STATED CAPITAL REDUCTION

         As part of the share capital reorganization, the Company further proposes to reduce its stated capital by all or virtually all of the accumulated deficit.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 22


ii. FINANCING PLAN, IMPACT SUMMARIZED BY YEAR

    a.) FISCAL 1997

        While no assurances can be given that calendar 1996 or Year 1 of the Financing Plan will be successful, the combination of the Special Warrants plus the Exchange Rights and the Debenture Financing, if successfully completed and fully drawn down during 1996, potentially could provide additional new capital in the aggregate of up to $13 million, which would, in the opinion of new management, satisfy the Company's capital requirements for Fiscal 1997, being Year 1 of PLAN 2000.

    b.) FISCAL 1998

        To satisfy the Company's financial requirements for calendar 1997 or Year 2 of PLAN 2000, the Financing Plan provides for the one-year Class A Warrants attached to the post-consolidated shares proposed by the Reorganization Plan, as well as the one-year Class B Warrants attached to the Special Warrants projected to be exercised on or before 1 March 1997. While no assurances can be given that such Warrants would be exercised, the Class A and B Warrants if exercised prior to their expiry date during the first quarter of Calendar 1997, which would provide additional capital in the aggregate as follows:

          Class A Warrants         $5.6  million
          Class B Warrants         $6.8  million
                                   -------------
          Total                    $12.4 million
                                   -------------
                                   -------------

        The exercise of the Class A and B Warrants, if successfully completed in their entirety, supported by the Debenture Financing, would, in the opinion of new management, satisfy the Company's capital requirements for Fiscal 1998, being Year 2 of PLAN 2000.

    c.) FISCAL 1999

        To satisfy the Company's financial requirements for calendar 1998 or Year 3 of PLAN 2000, the Financing Plan provides for the two-year Class AA Warrants attached to the post-consolidated shares proposed by the Reorganization Plan, as well as the two-year Class BB Warrants attached to the Special Warrants, projected to be exercised on or before 1 March 1998. While no assurances can be given that such Warrants would be exercised, the Class AA and BB Warrants if exercised prior to their expiry date during the first quarter of Calendar 1998, which would provide additional capital in the aggregate as follows:

          Class AA Warrants        $6.2  million
          Class BB Warrants        $ 7.0 million
                                   -------------
          Total                    $13.2 million
                                   -------------
                                   -------------

        The exercise of the Class AA and Class BB Warrants, if successfully completed in their entirety, supported by the Debenture Financing, would, in the opinion of new management, satisfy Battery One's capital requirements for Calendar 1998, being Year 3 of PLAN 2000.

    d.) FISCAL 2000 AND BEYOND

        PLAN 2000's Financing Plan provides sources of new capital of up to $40 million in the aggregate during Calendar Years 1996, 1997 and 1998 to support the implementation of PLAN 2000. On the basis of the successful completion of the Financing Plan through Year 3 of PLAN 2000, and subject to PLAN 2000 performing on target, the Company would, in the opinion of management, have sufficient resources to repay the Debenture Financing during Year 4 of PLAN 2000 (if not by then converted), if desirable and required to do so, as well as to complete the roll-out of PLAN 2000 as proposed for Years 4 and 5, without the Company being required to raise additional capital and incur further financing dilution.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 23


2. SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL -- POST REORGANIZATION

   Accordingly, subject to the successful implementation of the Company's Reorganization Plan and the completion of the related Financing Plan, the Company's proposed re-capitalization structure, exclusive of allowable management incentive options reserves, would then be estimated as follows:

                                                                                       POST-CONSOLIDATION
                                                                                -------------------------------
                                                                                            CAPITAL       EST.
                                                                                 SHARES      RAISED      TIMING
                                                                                 ------      ------      ------
                                                                                         (millions)
   i      CONSOLIDATING CURRENT SHARE CAPITALIZATION
          (from 39,761,238 shares):
     a.)  20:1 post-consolidation number of shares                              1,988,062     $0.0

     b.)  20:1 consolidation of  Exchange Right Units:
          i)   Exchange Rights Units  shares at $2.00                           1,988,062     $4.0      Oct. 1996
          ii)  Class A Warrants to purchase shares at $2.50                     1,988,062     $5.0      Mar. 1997
          iii) Class AA Warrants to purchase shares at $3.00                    1,988,062     $6.0      Mar. 1998
           iv) Agent's Option shares at $2.00                                     225,000     $1.0      Oct. 1996
            v) Agent's Option Class A Warrants to purchase shares at $2.50        225,000     $0.6      Mar. 1997
           vi) Agent's Option Class B Warrants to purchase shares at $3.00        225,000     $0.7      Mar. 1998

  ii      CONSOLIDATING SPECIAL WARRANT PRIVATE PLACEMENT FINANCING
          (from 45 million pre-consolidation units and assuming maximum offering):
     a.)  20:1 post-consolidation Special Warrant common shares net new
          capital, at $2.00                                                     2,250,000     $3.4 (1)  Mar. 1996
     b.)  20:1 Class B Warrants to purchase shares at $2.50                     2,250,000     $6.3      Mar. 1997
     c.)  20:1 Class BB Warrants to purchase shares at $3.00                    2,250,000     $6.8      Mar. 1998
     d.)  20:1 Penalty Special Warrants to purchase shares at zero cost           225,000     $0.0
     e.)  20:1 Class B Penalty Warrants to purchase shares at $2.50               225,000     $0.6      Mar. 1997
     f.)  20:1 Class BB Penalty Warrants to purchase shares at $3.00              225,000     $0.7      Mar. 1998

 iii      CONVERTIBLE DEBENTURES:
          $5 million Debentures convertible into post-consolidation shares at
          $2.50 per share                                                       2,000,000     $5.0      1996/1999

  iv      POST-CONSOLIDATION REORGANIZATION PLAN
            Number of Shares, fully diluted (2)                                 18,052.24
                                                                                ---------
                                                                                ---------

                                                                               8
                                                                               -
                                                                               -
   v      POST-CONSOLIDATION REORGANIZATION PLAN
            Capital Availability assuming full dilution                                       $40.1
                                                                                              -----
                                                                                              -----

     (1) This amount represents $4.5 million gross proceeds minus $1.1 million received in Fiscal 1996.
     (2) This amount does not include allowable management incentive options reserves.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 24


Over the last several years, the Company experienced significant operating losses and has been required to meet current cash flow requirements through the issuance of common shares. The Company raised approximately $1.8 million during the 9 months ended 31 January 1995. On 29 July 1994, 3 million share purchase warrants were exercised and the Company issued 3 million common shares for cash proceeds of $660,000. In addition, on 29 July 1994 the Company completed a private placement financing of special warrants. The Company issued 6,363,636 SPECIAL WARRANTS at $0.22 each, for cash proceeds of $1.4 million. Each special warrant entitles the holder to convert the special warrant at no further consideration into one common share and one-half of one regular warrant. One regular warrant entitles the holder to purchase one share of common stock at $1.00 per share on a pre-consolidation basis or $20.00 per share post-consolidation. During Fiscal 1996, 4,498,454 SPECIAL WARRANTS were exchanged, 1,279,000 SPECIAL WARRANTS were exchanged during the 9 months ended 31 January 1995 and the remainder in February 1996 were exchanged for common shares. To date, no regular warrant has been exercised and the likelihood of any of the regular warrants, which expire between July 1996 and January 1997, being exercised appears remote at this time.


C. OUTLOOK

If the Financing Plan contemplated within the Reorganization Plan for Fiscal 1997 is completed in its entirety, the Company will have raised approximately $13 million for the purpose of funding up to 50 new POWERFUL STUFF stores for opening later this year--Year 1 of PLAN 2000; and for putting in place the infrastructure in preparation for next year's store rollout targeting opening up to 180 stores in Year 2 of PLAN 2000.


VIII. ITEM -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 14(a) hereof are incorporated herein by reference and are filed as a part of this report.


IX. ITEM -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE

The Company's Board of Directors changed the Company's auditors to BDO Dunwoody, Chartered Accountants, of Toronto, Canada, effective 16 April 1996, on the recommendation of the Company's Audit Committee and in accordance with the National Policy No. 31 of the CANADIAN SECURITIES ADMINISTRATION, replacing Price Waterhouse LLP, Certified Public Accountants, of Pittsburgh, Pennsylvania, which appointment was approved at the Company's last annual general meeting of shareholders. By written acknowledgment dated 15 April 1996, Price Waterhouse LLP advised the Company of its determination that it was no longer in a position to continue its audit engagement. The resignation arose out of circumstances surrounding the relocation of the Company's executive offices from the United States to Toronto, Canada, and the related application of that accounting firm's governing corporate policies in such circumstances. During the Company's two most recent fiscal years and the subsequent interim period preceding the resignation, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, nor auditing scope or procedures.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 25



                                    PART III

X. ITEM -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names of all directors and executive officers of the Company as of 18 June 1996, all positions and offices held by each such person with the Company or each such person's principal occupation or employment, the name and principal business of any organization by which such person is employed for the past five fiscal years, and the period during which he has served as such. Directors are elected annually by the shareholders (although the Company's by-laws authorize the shareholders to elect directors to hold office for a term expiring not later than the close of the third annual meeting of shareholders following the election) and hold office until their successors are duly elected and qualified. The Company's officers are chosen by and serve at the pleasure of the Board of Directors.

       NAME           AGE            POSITION                                              COMMENCEMENT OF SERVICE
       ----           ---            --------                                              -----------------------
J. Douglas Elliott    44   Director of the Company since 1994 and Chairman, CEO and              19 August 1994
                           President of the Company since December 1995; Lawyer by
                           background; President of Elliott & Associates, Inc. 1987
                           to present; Elliott & Associates provides consulting
                           services to the investment and financial services industries specializing in the structuring, financing and management of investment opportunities, and financial public relations.

R. Bruce Freeman     43    Director of the Company since 1989, Vice Chairman of the              13 January 1989
                           Company since 1993 and CFO and Treasurer since September
                           1995; Chartered Accountant by background, with degrees in
                           accounting and law; Managing Partner of Freeman & Associates which provides consulting services to corporations and
                           individuals in the investment and financial services industries specializing in the structuring, financing and management of special projects; Prior to May 1991, Vice-President and Chief
                           Financial Officer of Magnasonic Canada, Inc., a corporation which held major interests in Sanyo Canada, Inc., Major Video
                           Super Stores and holds an interest in Magnasonic Lloyds Company,
                           Inc.

Eric D. Sigurdson    44    Director of the Company since March 1995; Chartered Accountant         1 March 1995
                           by background; Principal of Keystone International, a management consulting and business development firm, emphasizing mergers and acquisitions and strategic direction.  Prior to 1995 and since 1992, employed by The Horsham Company and/or its US
                           subsidiary, Clark Refining & Marketing, Inc., as its Executive
                           Vice-President. Prior to 1992 and since September 1989, President of Toronto Dominion Real Estate Inc., a real estate investment banking venture of the Toronto Dominion Bank, and Director,
                           Mergers & Acquisitions of Toronto Dominion Securities, Inc.

There is no arrangement or understanding known to the Company between any person named in the foregoing table, other than as disclosed herein.

There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 26


During the last fiscal year, the Board of Directors held seven meetings, of which all meetings were attended by all of the Board of Directors. However, the minutes of such meetings together with all other consent resolutions of the Board of Directors were distributed to all directors for signature and approval.

The Company is required to have an AUDIT COMMITTEE which currently consists of
R. Bruce Freeman (Chairman), J. Douglas Elliott and Eric D. Sigurdson. The general function of the Audit Committee is to review the overall audit plan and system of internal controls of the Company, to review the results of the external audit and to resolve any problems with the Company's auditors. During the fiscal year ended 31 January 1996, the audit committee held one meeting at which all members attended.

The Company's Board of Directors has also established a MANAGEMENT COMMITTEE which currently consists of J. Douglas Elliott and R. Bruce Freeman. The Management Committee, during the intervals between meetings of the Board of Directors, is entitled to exercise all powers of the Board of Directors in respect of the management and direction of the business and affairs of the Company (save and except only those specified in Section 111 of the BUSINESS CORPORATIONS ACT ALBERTA, in all cases in which specific direction shall not have been given by the Board of Directors). (See XIII. ITEM -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.)

In addition, the Company has formed a COMPENSATION COMMITTEE which currently consists of John S. Bronson (Chairman), Harley Mintz and Eric Sigurdson. The general function of the Compensation Committee is to review the overall compensation policy and to ensure an independent review of compensation. None of the Company's officers participated in any decisions concerning the compensation of officers.

The Company has also formed an ADVISORY COUNCIL proposed to be composed of a number of diversified and accomplished business executives, experienced and acclaimed in their respective fields of endeavor. Mr John S. Bronson of Greenwich, Connecticut, the Senior Vice-President of Human Resources of PepsiCola North America, has been appointed Chairman of the Advisory Council and Managing Advisor, International Relations. The general function of the Advisory Council is to act as an ACTION-ORIENTED, THINK-TANK resource group to assist and support the Company's Board of Directors and its management team to execute and expand upon the strategic corporate business plan. Areas of targeted expertise include marketing, merchandising, real estate, franchising, human resources, public relations, finance, and international affairs. The directors will augment the membership of the Advisory Council from time-to-time, but currently its members joining Mr Bronson are Fred Ley (human resources), Harley Mintz (corporate structuring and taxation), and Stephen Mamarchev (market research).

On 29 September 1994, in the US District Court for the Northern District of California, the US Securities and Exchange Commission ("SEC") issued a complaint for injunctive and other relief against J. Douglas Elliott, the Chairman, CEO and President of the Company, in a matter unrelated to the Company. The complaint alleges that in various periods during 1990 and 1991, Mr Elliott, while an officer and director of Dimples Group Inc. ("Dimples"), a Canadian corporation engaged in the manufacture and distribution of diapers, violated
Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder in connection with a general solicitation of US investors in the United States to purchase Dimples securities. The SEC complaint alleged that Mr Elliott, among other things, wrote press releases that were materially misleading in that they included revenue projections and statements regarding the test-marketing of Dimples' diaper product, Dimples' financing efforts and information on production and sales figures that did not have a reasonable basis in fact.

Mr Elliott has informed the registrant as follows in regard to the SEC complaint:

     He denies the SEC's allegations and considers that they are themselves without any reasonable basis in fact. He disputes that the SEC has any jurisdiction in respect of Dimples and its management. He will vigorously pursue legal remedies available to him in the circumstances as required and advised.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 27


     Mr Elliott has also advised the Company that he believes the SEC complaint resulted from an investigation undertaken by the SEC arising out of unfounded allegations made by former management of Dimples to the SEC in 1991 and these complaints of former management have already been the subject of legal and administrative proceedings in Canada, in which, according to Mr Elliott, these allegations were found to be without merit and to be an abuse of process, the proceedings having been determined in favor of Dimples and Mr Elliott. Mr Elliott has indicated that Dimples and its management rely upon these findings in their defense.

This complaint is not expected to have any material impact on future operating results or the financial conditions of the Company.

B. EXECUTIVE OFFICERS

In addition to certain directors who are also executive officers of the Company, set forth below is certain information regarding other executive offices of the Company. To strengthen the Company's new operations, and subject to the satisfactory completion of the Reorganization Plan, the Company proposes the following management appointments.

1. G. THOMAS ALISON, a consultant to the Company since March 1995, is currently acting in the capacity of Chief Operating Officer on an interim basis through 31 July 1996 (the "Interim Consulting Agreement"). Pending the satisfaction of certain conditions, Mr Alison has agreed to enter into an Executive Employment Agreement with the Company for a 3 1/2 year term, providing for him to assume the role of the Company's Chief Operating Officer and President, responsible for the implementation of PLAN 2000. It is further proposed Mr Alison be appointed to the Company's Board of Directors and its Management Committee. Mr Alison's Executive Employment Agreement is contingent upon the following: its terms being finalized and the remuneration package being approved by the Company's Compensation Committee and Board of Directors; shareholder and regulatory approval as required; certain Company financing thresholds being achieved during the term of the Interim Consulting Agreement; and, the Reorganization Plan and related plan of arrangement receiving shareholder, court and regulatory approvals as required. Mr Alison, President of IMpower Corp. which provides marketing and business development consulting services to clients worldwide, was formerly Executive Vice-President of Zoetics, a New York based direct marketing resource group. Prior to that, Mr Alison was Executive Vice-President, Strategic Development of Home Shopping Network, and while there he served also as President of HSN Telemarketing.

2. KENNETH C. MARINO, a consultant to the Company since March 1995, is currently acting in the capacity of Vice President, Real Estate on an interim basis through 31 July 1996. Pending the satisfaction of certain conditions, Mr Marino has agreed in principle to enter into an Executive Employment Agreement with the Company for a 3 1/2 year term, providing for him to continue his role of the Company's Vice President, Real Estate, responsible for the real estate aspects embodied within PLAN 2000. Mr Marino's Executive Employment Agreement is contingent upon the terms being finalized and his remuneration package being approved by the Company's Compensation Committee and Board of Directors, and the Reorganization Plan and related plan of arrangement receiving shareholder, court and regulatory approvals as required.

   Mr Marino was formerly Director of Real Estate for Sunglass Hut International, Inc. of Coral Gables, Florida, during a period of exceptional growth. Responsible for the real estate activities, Mr Marino helped Sunglass Hut to expand to over 1,000 stores in shopping centers throughout North America -- stores which have many factors in common to the Company's stores.

3. JOHN S. BRONSON has agreed in principle to join the Company's Board of Directors, subject to the fulfillment of certain terms and conditions. The Company's Board of Directors has approved Mr Bronson's appointment.
   Mr Bronson of Somers, New York, associated with the Company during the last year and currently the Chairman of the Company's Advisory Council and Compensation Committee, is the Senior Vice-President of Human Resources of Pepsi-Cola, North America. Mr Bronson brings a depth of multi-unit retail organizational experience and marketing background with his

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 28


   commitment to the Company. Amongst other responsibilities with PepsiCo, Mr Bronson headed up the Human Resources strategy and implementation for 6,000+ Kentucky Fried Chicken, Pizza Hut, and Taco Bell units in over 80 countries. Spanning a 16 year career with PepsiCo, Mr Bronson has held the Vice-President Human Resources position at Frito Lay, Pepsi-Cola North America, and PepsiCo Corporate. Mr Bronson is also on the Board of Directors of Cornell University's Center for Advanced Human Resources Studies.

4. HARLEY MINTZ, a Chartered Accountant by background, has agreed in principle to join the Company's Board of Directors, subject to the fulfillment of certain terms and conditions and his election by the shareholders. The Company's Board of Directors has approved Mr Mintz's appointment. Mr Mintz is Managing Partner of Mintz & Partners, Chartered Accountants, Toronto, Canada, since 1982. Mintz & Partners ranks in the top 20 firms of Chartered Accountants in Canada. As a member of NEXIA International, Mintz & Partners is part of the 15th largest accounting organization in the world with affiliates in 7 Canadian cities and more than 50 countries.

5. The Company no longer maintains employment associations with:

   i.    Mr Paul G. Bronson, formerly Chairman, CEO and President;

   ii.   Mr John R. Pietro, formerly Vice President, Retail Operations;

   iii.  Mr David M. Pender, formerly Vice President, Finance and
         Administration; and,

    iv.  Ms Debra Ternove, formerly Vice President, Human Resources.

None of the Company's officers or directors have filed reports on Forms 3, 4 & 5 with the Securities and Exchange Commission. Officers and directors file similar insider reports with The Alberta Stock Exchange if and as required.

XI. ITEM -- EXECUTIVE COMPENSATION

1. During the last fiscal period ended 31 January 1996, the Company employed a total of five (5) executive officers. The aggregate cash compensation (including salaries, fees, commissions, bonuses paid for services rendered during the most recently completed fiscal year, bonuses paid during the most recently completed fiscal year for services rendered in a previous year, and any compensation other than bonuses earned during the most recently completed fiscal year the payment of which was deferred) paid to such executive officers by the Company and its subsidiaries for services rendered during the fiscal period ended 31 January 1996 was approximately $200,000. No one officer received compensation exceeding $100,000. The Company's CEO did not receive any remuneration in Fiscal 1996.

2. There were no amounts set aside or accrued by the Company during the Company's fiscal year ended 31 January 1996, to provide pension, retirement or similar benefits for the officers and directors of the Company, pursuant to any existing plan, contract, authorization or arrangement provided or contributed to by the Company.

3. The directors of the Company are entitled to but have not received a fee for attending meetings and are reimbursed for travel and other expenses properly incurred while attending meetings of the Board of Directors or any committee thereof or in the performance of their duties as directors of the Company. The directors are eligible to receive stock options pursuant to the Company's Incentive Stock Option Plan described below.

4. As of 18 June 1996, the Company had no outstanding options to acquire Common Shares.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 29


On 16 December 1986, the Company established an Incentive Stock Option Plan ("Plan") for the directors, management and employees of the Company. On 15 November 1989, the Plan was amended by resolution of the Board of Directors of the Company. The purpose of the Plan, as amended, is to afford those persons who provide services to the Company, an opportunity to obtain a proprietary interest in the Company by permitting them to purchase Common Shares and to aid the Company in attracting and retaining qualified personnel. Subject to the terms of the Plan, the Board of Directors has full authority to administer the Plan upon such terms as the Board of Directors, in its sole discretion, shall determine, provided no option shall be granted under the Plan after 16 December 1996. Pursuant to the Plan, the aggregate number of shares underlying options granted cannot exceed 10% of the issued and outstanding shares of Common Stock from time to time.

None of the Company's officers participated in any decisions concerning the compensation of officers.


XII. ITEM -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount of Common Shares beneficially owned by directors and executive officers of the Company and each person known by the Company to be beneficial owner of more than five percent of the Common Shares as of 18 June 1996.

                                                          AMOUNT AND NATURE OF
        NAME OF BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP (1)   PERCENT OF CLASS (2)
        ------------------------                         ------------------------   --------------------
        G. Thomas Alison                                           NIL                       NIL
        J. Douglas Elliott                                         NIL                       NIL
        R. Bruce Freeman                                         255,000                Less than 1%
        Kenneth C. Marino                                          NIL                       NIL
        Eric D. Sigurdson                                        100,000                Less than 1%
        All executive officers and directors as a group          355,000                Less than 1%

1. Securities beneficially owned include: securities which the named period has the right to acquire within 60 days as of the date hereof, such as through the exercise of any option, warrant or right; securities directly or indirectly held by the named person or by certain members of his family for which the named person has sole or shared voting or investment power.

2. Percent of class based on 39,761,238 Common Shares outstanding as of the date hereof. Common Shares which an individual or group has the right to acquire within 60 days pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other individual or group shown in the table.


XIII. ITEM -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into a 5-year management services agreement, which was approved by the shareholders, made between the Company and a private management company beneficially owned and controlled by R. Bruce Freeman, the Vice Chairman, CFO and Treasurer of the Company, and Elliott & Associates, Inc., which provides the services of J. Douglas Elliott, as the Chairman, CEO and President of the Company. The term of the management services agreement currently expires on 31 August 1999, however, subject to shareholder, court and regulatory approval, the Reorganization Plan contemplates extending the terms through 31 January 2000.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 30


                                     PART IV

XIV. ITEM -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
         OF BATTERY ONE, INC.                                               F-1

         Auditors' Report dated 17 May 1996                                 F-2

         Consolidated Balance Sheets for the fiscal years ended
         31 January 1996 and 1995                                           F-3

         Consolidated Statements of Operations for the fiscal years ended
         31 January 1996 and 1995, and 30 April 1994                        F-4

         Consolidated Statements of Deficit for the fiscal years ended
         31 January 1996 and 1995, and 30 April 1994                        F-5

         Consolidated Statements of Changes in Financial Position for the
         fiscal years ended 31 January 1996 and 1995, and 30 April 1994     F-6

         Notes to Consolidated Financial Statements                         F-7

     2.  INDEX OF FINANCIAL STATEMENT SCHEDULES
         None

     3.  EXHIBITS
         The exhibits listed on the accompanying index of exhibits are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

     A report on Form 8-K was filed on 12 December 1995 reporting a trading halt of the Company's shares pending a News Release concerning its reorganization plans.


(c)  Index of Exhibits

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 31


 EXHIBIT                  DESCRIPTION
 NUMBER                   -----------
 ------
  *3.1         Certificate of Incorporation, as amended, of the Company.

  *3.2         By-laws of the Company.

  *4.1         Specimen Common Share Certificate.

  *4.2         Incentive Stock Option Plan.

**16 Letter regarding change in the Company's Auditors from Price Waterhouse, LLP, of Pittsburgh, Pennsylvania, to BDO Dunwoody, Chartered Accountants, of Toronto, Canada.

  27           Financial Data Schedule

______________________________
* Previously filed as an exhibit to the Company's Annual Report on Form 20-F with the Securities and Exchange Commission for the fiscal year ending 12 April 1990 and incorporated herein by reference thereto.
** Previously filed as an exhibit to the Company's Form 8-K filed dated 15 April 1996 and incorporated herein by reference thereto.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                         Page 32



                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BATTERY ONE, INC.



Date:  19 June 1996                        By:    /s/  J Douglas Elliott
                                              ---------------------------------
                                                     J Douglas Elliott
                                                  Chief Executive Officer


Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 19h day of June 1996.


              /s/  J Douglas Elliott
   --------------------------------------------
               J Douglas Elliott
          Chairman, CEO and President
         (Principal Executive Officer)

               /s/  R Bruce Freeman
   --------------------------------------------
                 R Bruce Freeman
         Vice Chairman, CFO and Treasurer
   (Principal Financial and Accounting Officer)

              /s/  Eric D Sigurdson
   --------------------------------------------
                 Eric D Sigurdson

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                        Page F-1


               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                            Page
                                                            -----
 Management's Statement of Responsibility                    F-2

 Auditor's Report                                            F-2

 Consolidated Balance Sheets for the fiscal years ended
   31 January 1996 and 1995                                  F-3

 Consolidated Statements of Operations for the fiscal
   years ended 31 January 1996 and 1995 and 30 April 1994    F-4

 Consolidated Statements of Deficit for the fiscal years
   ended 31 January 1996 and 1995 and 30 April 1994          F-5

 Consolidated Statements of Changes in Financial Position
   for the fiscal years ended 31 January 1996 and 1995
   and 30 April 1994                                         F-6

 Notes to the Consolidated Financial Statements              F-7

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                        Page F-2


                  MANAGEMENT'S STATEMENT OF RESPONSIBILITY

The management of Battery One, Inc. is responsible for the preparation of the accompanying financial statements and the preparation and presentation of all information in the Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and are considered by management to present fairly the financial position and operating results of the Company.

The Company maintains various systems of internal control to provide reasonable assurance that transactions are appropriately authorized and recorded, that assets are safeguarded, and that financial records are properly maintained to provide accurate and reliable financial statements.

The Company's audit committee meets periodically with the Company's management and independent auditors to review financial reporting matters and internal controls and to review the consolidated financial statements and the independent auditors' report. The audit committee reported its findings to the Board of Directors who have approved the consolidated financial statements.

The Company's independent auditor, BDO Dunwoody, Chartered Accountants, have examined the financial statements and their report follows.


      /s/  J. Douglas Elliott                   /s/  R. Bruce Freeman
- ------------------------------------    ------------------------------------
        J. Douglas Elliott                         R. Bruce Freeman
     Chairman, CEO & President              Vice Chairman, CFO & Treasurer

                ________________________________________________


                                AUDITORS' REPORT

TO THE SHAREHOLDERS OF BATTERY ONE, INC.:

We have audited the consolidated balance sheet of Battery One, Inc. as at 31 January 1996 and the consolidated statements of operations, deficit and changes in the financial position for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at 31 January 1996 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles.

The consolidated financial statements as at 31 January 1995 and for the period then ended and for the year ended 30 April 1994 were audited by other auditors who expressed an opinion without reservation thereon in their report dated 16 June 1995.


                                /s/  BDO Dunwoody
                       ------------------------------------
                                   BDO Dunwoody
                              Chartered Accountants
                                 Toronto, Canada

                                   17 May 1996

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                        Page F-3


                                BATTERY ONE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                as at 31 January
                   (AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

                                                                 1996          1995
                                                              ----------    ----------
                ASSETS
Current assets:
     Cash and cash equivalents                                $    1,288    $  330,254
     Accounts receivable                                          64,001       156,090
     Inventory                                                         0     2,086,444
     Prepaid expenses                                             19,760       191,481
                                                              ----------    ----------
                                                                  85,049     2,764,269
Capital assets, net - SEE NOTE 4                                       0     2,382,630
Deferred charges, net - SEE NOTE 5                               244,986        35,780
                                                              ----------    ----------
                                                              $  330,035    $5,182,679
                                                              ----------    ----------
                                                              ----------    ----------
              LIABILITIES
Current liabilities:
     Accounts payable and accrued liabilities                 $  507,208    $2,108,144
     Notes payable                                                     0        44,257
                                                              ----------    ----------
                                                                 507,208     2,152,401
                                                              ----------    ----------
   SHAREHOLDERS' (DEFICIENCY)/EQUITY
     Share capital - SEE NOTE 6
       Authorized at no par value:
         An unlimited number of common shares
         An unlimited number of preferred shares

       Issued: 39,192,975 common shares (1995-33,914,521)     26,016,484    24,682,384
                                                              ----------    ----------
     Deficit                                                  26,193,657    21,652,106
                                                              ----------    ----------
                                                                (177,173)    3,030,278
                                                              ----------    ----------
                                                              $  330,035    $5,182,679
                                                              ----------    ----------
                                                              ----------    ----------

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                        Page F-4



                                BATTERY ONE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   31 January 1996 and 1995 and 30 April 1994
                   (AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

                                                         1996                1995                1994
                                                         ----                ----                ----
                                                  - SEE NOTES 2 & 3   - SEE NOTES 2 & 3   - SEE NOTES 2 & 3
SALES                                                 $5,375,229          $8,547,973         $10,223,192

Cost of sales                                          2,268,678           4,199,471           4,404,155
                                                      ----------          ----------         -----------

          Gross profit                                 3,106,551           4,348,502           5,819,037
                                                      ----------          ----------         -----------

EXPENSES

     Operating and administration                      7,229,637           5,637,840           7,616,342

     Amortization                                        299,698             200,078             266,402
                                                      ----------          ----------         -----------

LOSS FROM OPERATIONS                                   4,422,784           1,489,416           2,063,707

Loss from abandonment of Subsidiaries                    118,767                   0                   0
                                                      ----------          ----------         -----------

NET LOSS FOR PERIOD                                   $4,541,551          $1,489,416         $ 2,063,707
                                                      ----------          ----------         -----------
                                                      ----------          ----------         -----------

NET LOSS PER SHARE                                         $0.13               $0.05               $0.07

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  36,290,672          31,806,154          27,761,117

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                        Page F-5



                                BATTERY ONE, INC.
                       CONSOLIDATED STATEMENTS OF DEFICIT
                   31 January 1996 and 1995 and 30 April 1994
                   (AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

                                             1996                 1995                1994
                                             ----                 ----                ----
                                     - SEE NOTES 2 & 3    - SEE NOTES 2 & 3   - SEE NOTES 2 & 3
Deficit, beginning of period             $21,652,106          $20,162,690         $18,098,983
Net loss for period                        4,541,551            1,489,416           2,063,707
                                         -----------          -----------         -----------
Deficit, end of period                   $26,193,657          $21,652,106         $20,162,690
                                         -----------          -----------         -----------
                                         -----------          -----------         -----------

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                        Page F-6

                                BATTERY ONE, INC.
            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                   31 January 1996 and 1995 and 30 April 1994
                   (AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

                                                       1996                1995               1994
                                                   -----------         -----------         -----------
                                                - SEE NOTES 2 & 3   - SEE NOTES 2 & 3   - SEE NOTES 2 & 3
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   (Loss) for period                               $(4,541,551)        $(1,489,416)        $(2,063,707)
   Items not affecting cash
    Loss on abandonment of Subsidiaries                118,766                   0                   0
    Amortization                                       299,698             200,078             266,402
                                                   -----------         -----------         -----------
                                                    (4,123,087)         (1,289,338)         (1,797,305)
   CHANGES IN NON CASH OPERATING ITEMS
      Accounts receivable                               92,089            (126,329)            (14,019)
      Inventory                                      2,086,444            (237,347)           (533,861)
      Prepaid expenses                                 171,721             (75,396)            (20,553)
      Deferred Charges                                (209,206)            (35,780)                  0
      Accounts payable and accrued liabilities      (1,600,936)            142,832           1,321,725
      On abandonment of Subsidiaries                 2,173,272                   0                   0
                                                   -----------         -----------         -----------
                                                    (1,409,703)         (1,621,358)         (1,044,013)
                                                   -----------         -----------         -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
   Issue of common shares and warrants               1,334,100           1,795,402           1,205,560
   Notes payable                                       (44,257)             (5,743)            (50,000)
                                                   -----------         -----------         -----------
                                                     1,289,843           1,789,659           1,155,560
                                                   -----------         -----------         -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   (Purchase)/disposal of capital assets                     0             (19,889)           (119,851)
   Capitalization of deferred charges                 (209,106)                  0                   0
                                                   -----------         -----------         -----------
                                                      (209,106)            (19,889)           (119,851)
                                                   -----------         -----------         -----------

INCREASE (DECREASE) IN CASH DURING PERIOD             (328,966)            148,412              (8,304)
Cash, beginning of period                              330,254             181,842             190,146
                                                   -----------         -----------         -----------
CASH, END OF PERIOD                                $     1,288         $   330,254         $   181,842
                                                   -----------         -----------         -----------
                                                   -----------         -----------         -----------

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                        Page F-7

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

1. NATURE OF BUSINESS

During the fiscal year ended 31 January 1996, Battery One, Inc.'s (the "Company") wholly-owned subsidiaries Battery One-Stop International Inc. ("BOSI") and Batteries Etc., Inc. ("Etc.") (collectively, the "Subsidiaries") were assigned into bankruptcy (see Note 3). All of the Company's operations, which consisted of the sale of batteries and battery-related products to consumers via company-owned retail stores in Canada and the United States, were conducted through the Subsidiaries and all of its capital assets were owned by the Subsidiaries. Accordingly, at 31 January 1996 the Company had no ongoing operations nor operating assets.

As set out in Note 9, management has developed a reorganization plan with the intent of re-commencing operations.

2. SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

   During Fiscal 1995, the Company elected to change its fiscal year end from 30 April to 31 January. The balance sheets herein are as of 31 January 1996 and 1995. The statement of operations, statement of deficit and statement of change in financial position are for year ending 31 January 1996, the nine-month period ending 31 January 1995 and the year ended 30 April 1994.

b. PRINCIPLES OF CONSOLIDATION

   These consolidated financial statements include the accounts of the Company, BOSI and Etc. (See Note 3 below.) All significant intercompany accounts and transactions between the Company and these subsidiaries were eliminated.

c. INVENTORY

   Inventory consists entirely of finished goods held for resale and is carried at the lower of cost or net realizable value. Cost was determined using the first-in, first-out inventory method.

d. FOREIGN CURRENCY TRANSLATION

   The Company accounts for the translation of foreign currency transactions and related financial statement items using the temporal method. Under this method, monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical exchange rates, and revenue and expense items are translated at average rates of exchange for the period in which they occur.
   Exchange gains and losses are included in the determination of net income.

e. CAPITAL ASSETS

   Capital assets are recorded at cost. The provision for amortization is calculated on a straight-line basis on the original cost over the following estimated useful lives:

                  Stores and kiosks   10 years
                  Equipment            5 years

   Costs capitalized for new stores and kiosks include all design, delivery, installation and construction costs.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                        Page F-8

f. DEFERRED CHARGES

   Deferred charges are recorded at cost. These costs include patent and trademark filing costs plus site selection, lease negotiation costs, pre-opening and staff training costs, and staff wages to the time the store is at full productive use, and such other costs that are properly deferred to be matched against the result of the expenditure. The provision for amortization is calculated on a straight-line basis on the
   original cost over the following four years.   Costs of raising capital
   are deferred until such time as the related transactions are completed.

3. CESSATION OF CONTROL OF THE SUBSIDIARIES

In December 1995, BOSI made a voluntary assignment into bankruptcy pursuant to the CANADIAN BANKRUPTCY AND INSOLVENCY ACT. Also in December 1995, the Company made a voluntary petition seeking protection under Chapter 11 of the US BANKRUPTCY CODE, which in January 1996, was converted to a Chapter 7 filing. The Company was the largest creditor of both Subsidiaries.

As the Subsidiaries were abandoned during Fiscal 1996 and management ceased to control the affairs of the Subsidiaries, the Company ceased to consolidate the accounts and operating results of BOSI on 14 December 1995 and Etc. on 8 December 1995.

The Company is not directly nor indirectly liable for any debt or liability of the Subsidiaries and has no outstanding guarantees or undertakings with respect to any claim against the Subsidiaries.

4. CAPITAL ASSETS

Included in the stores and kiosks amount for Fiscal 1995, were kiosks not in use as at 31 January 1995, with a net book value of $638,910. Included in the equipment amount were cash registers not in use at 31 January 1995 with a net book value of $75,763. No amortization was provided on assets not currently in use.

                                               31 JANUARY 1995
                                    ------------------------------------
                                                 ACCUMULATED
                                      COST       AMORTIZATION     NET
                                    ----------   ------------  ----------
     Stores and kiosks              $2,818,584     $606,185    $2,212,399
     Equipment                      $  333,278     $163,047    $  170,231
                                    ----------   ------------  ----------
                                    $3,151,862     $769,232    $2,382,630
                                    ----------   ------------  ----------
                                    ----------   ------------  ----------

5. DEFERRED CHARGES

Deferred charges consist of the following:

                                               31 JANUARY 1995
                                    ------------------------------------
                                                 ACCUMULATED
                                       COST      AMORTIZATION     NET
                                    ----------   ------------  ---------
     Deferred charges                $47,707        $11,927      $35,780
                                     -------        -------      -------
                                     -------        -------      -------

                                               31 JANUARY 1996
                                    ------------------------------------
                                                 ACCUMULATED
                                       COST      AMORTIZATION     NET
                                    ----------   ------------  ---------
     Deferred charges                $256,946       $11,960     $244,986
                                     --------       -------     --------
                                     --------       -------     --------

Included in deferred charges as at 31 January 1996 are amounts pertaining to the cost of raising capital for the Company, which transactions closed in March 1996 (see Note 9 below).

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                        Page F-9



6. SHARE CAPITAL

The Company arranges the private placement of warrant financings from time to time which proceeds are reported as equity upon the receipt thereof. As and when the warrants are exchanged for common shares, the Company records the issuance of shares.

                                              SHARES         DOLLARS
                                            ----------     -----------
     30 April 1994 balance                  29,332,337     $22,886,982

     Shares issued for cash                    285,184          72,000
     Warrants issued for cash                1,297,000       1,400,000
     Warrants exchanged for shares           3,000,000         660,000
     Cost of issuing                                 0        (336,598)
                                            ----------     -----------
     31 January 1995 balance                33,914,521      25,355,580
                                            ----------     -----------

     Shares issued for cash                    780,000     $   244,100
     Warrants exchanged for shares           4,498,454
     Advances in consideration of
      Special Warrant issue                                  1,100,000
     Cost of issuing                                 0         (10,000)
                                            ----------     -----------
     31 JANUARY 1996 BALANCE                39,192,975     $25,609,680
                                            ----------     -----------
                                            ----------     -----------

Subject to shareholder and regulatory approval, the Company proposes to implement a plan of arrangement providing for the reduction of the stated capital of the common shares of the Company by all or virtually all of the accumulated deficit. In addition, the plan of arrangement provides for the reorganization and consolidation of the capital shares of the Company on the basis of twenty (20) pre-consolidation shares for one (1) post-consolidation share and one exchange right ("Exchange Rights") to purchase one unit of the Company's equity ("Exchange Rights Units"), upon the requisite shareholder, regulatory and court approvals to the share consolidation (the "Exchange Rights Issue Date"). The Exchange Rights would entitle holders to purchase up to an aggregate of 1,988,062 Exchange Rights Units of the Company at $2.00 per unit (equivalent to 39,761,238 pre-consolidation shares of the Company, which are issued and outstanding as of the date hereof, at $0.10 per share), proposed to be on or before 90 days from the Exchange Rights Issue Date. Subject to the exercise of the Exchange Rights, each Exchange Rights Unit would further include a warrant, which in turn would consist of two entitlements: firstly, entitling holders to exercise to acquire up to an aggregate of 1,988,062 post-consolidation shares of the Company at an exercise of $2.50 per share (equivalent to 39,761,238 pre-consolidation shares at $0.125 per share), in or before March 1997; and, secondly, and subject to the exercise of the Class A Warrant, a collateral Class AA Warrant, entitling holders to acquire up to an additional aggregate of 1,988,062 post-consolidation shares of the Company at an exercise of $3.00 per share (equivalent to 39,761,238 pre-consolidation shares at $0.15 per share), in or before March 1998.

On 29 July 1994, 3,000,000 share purchase warrants were exercised and the Company issued 3,000,000 common share for cash proceeds of $660,000. In addition, on 29 July 1994, the Company completed a private placement financing of special warrants whereby it issued 6,363,636 special warrants at $0.22 each for cash proceeds of $1,400,000. Each special warrant entitles the holder to convert the special warrant into one common share and one-half of one regular warrant. One regular warrant entitles the holder to purchase one share of common stock at $1.00 per share. During Fiscal 1996, 4,498,454 special warrants were exchanged and during the 9 months ended 31 January 1995, 1,297,000 special warrants were exchanged for common shares. The 568,182 special warrants which remained outstanding at year end were exchanged in February 1996.

During the year ended 31 January 1996, the Company received advances of $1,100,000 in consideration of a special warrant issue which was completed subsequent to year end.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                       Page F-10

As of 31 January 1996, there were no outstanding options to purchase common shares. A summary of stock options activity for the year ended 31 January 1996, the 9 months ended 31 January 1995, and the year ended 30 April 1994, is as follows:

                                       NUMBER OF     OPTION PRICE
                                        SHARES         PER SHARE
                                       ---------     -------------
     30   April 1994 balance           2,246,000     $0.23 - $2.12

          Granted                              0
          Exercised                      100,000         $0.23
          Canceled or expired          1,047,000     $0.23 - $2.12
                                       ---------
     31   January 1995 balance         1,099,000     $0.23 - $0.49

          Granted                              0
          Exercised                      780,000     $0.23 - $0.49
          Canceled or expired            319,000     $0.23 - $0.49
                                       ---------
     31   JANUARY 1996 BALANCE                 0
                                       ---------

In addition, there remain 1,000,000 common shares of the Company reserved for possible issuance to certain principals, pursuant to an earn-out formula relating to the Company's cash flow from operations and/or additional store openings. No shares under this plan were issued during the during the past two years. Entitlement under this plan expires on 15 December 1997 although the Company does not expect that any additional shares will be issued hereunder.

7. INCOME TAXES

As of 31 January 1996, the Company has incurred losses of $14,982,000 (1995 - $10,900,000) for Canadian income tax purposes. These losses have not been recognized for accounting purposes. The loss carry-forwards expire from 1996 to 2003. Losses from subsidiaries are excluded from the foregoing (see Notes 1 and 3).

8. SEGMENTED INFORMATION

The extent of the Company's operations in Canada and the United States for the year ended 31 January 1996, the 9 months ended 31 January 1995, and for the year ended 30 April 1994, was as follows:

                                           CANADA    UNITED STATES    TOTAL
                                           ------    -------------    -----
                                                         1,996
                                         --------------------------------------
     Sales                               $1,749,393    $3,625,836    $5,375,229
     Net loss                            $1,076,324    $3,465,227    $4,541,551
     Assets                              $  330,035        --        $  330,035

                                                         1,995
                                         --------------------------------------
     Sales                               $2,414,991    $6,132,982    $8,547,973
     Net loss                            $  498,134    $  991,282    $1,489,416
     Assets                              $1,505,984    $3,676,695    $5,182,679

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                       Page F-11


                                           CANADA    UNITED STATES    TOTAL
                                           ------    -------------    -----
                                                         1,994
                                         ---------------------------------------
     Sales                               $3,057,058    $7,166,134    $10,223,192
     Net loss                            $  700,016    $1,363,691    $ 2,063,707
     Assets                              $1,223,603    $3,516,001    $ 4,739,604

9. SUBSEQUENT EVENTS

Subsequent to 31 January 1996, the following events have occurred:

a. REORGANIZATION PLAN

   On 1 February 1996 the Company reported that it was proposing to shareholders, subject to shareholder and regulatory approval, a reorganization plan that would assist the Company in achieving its long-term business plan ("Reorganization Plan"). Particularly salient are the following points:

   i) FINANCING PLAN

      In conjunction with the steps taken by the management to best protect the Company's assets, (see Note 3 herein), as part of its Reorganization Plan, the Company has adopted a multifaceted corporate finance plan (the "Financing Plan").

      A) Fiscal Agent Engaged

         The Company engaged C.M. Oliver & Company Limited of Toronto (the "Agent") effective 1 March 1996 as its fiscal advisor and agent for a one-year term. The Agent has and will assist the Company on a best efforts basis in raising the capital required for its Reorganized Plan.

         A part of the Agent's remuneration includes a warrant to purchase up to 4.5 million common shares of the Company at $0.10 per share in a transaction expected to conclude by October 1996.

      B) Special Warrant Private Placement Financing

         The Agent and Company completed the initial $3.85 million of an approved Special Warrant Private Placement Financing (the "Special Warrants") of up to $4.5 million. Closing of the first and second tranches occurred on 1 March and 2 April 1996 for 38.5 million Special Warrants, which were issued at a purchase price of $0.10 per Special Warrant (or 2.25 million Special Warrants at $2.00 on a post-consolidation basis), for gross proceeds of $3.85 million, of which $1.1 million had been received prior to 31 January 1996.

      C) Special Warrant Entitlements

         Each Special Warrant is convertible into one common share plus one Class B Warrant which shall consist of two entitlements: firstly, entitling holders to acquire up to an aggregate of 2.25 million post-consolidation shares of the Company at an exercise of $2.50 per share (equivalent to 45 million pre-consolidation shares at $0.125 per share) on or before one year from the Special Warrants issue date (due March 1997); and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an additional aggregate of 2.25 million post-consolidation shares of the Company at an exercise of $3.00 per share (equivalent to 45 million pre-consolidation shares at $0.15 per share on a pre-consolidated basis), on or before two years from the Special Warrants issue date (due March 1998).

         The Company has incurred up to a 10% penalty payable by the issuance of additional special warrants to the holders of the Special Warrants subscribed for by them. The entitlements attached to these penalty Special Warrants are the same as the Special Warrants.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                       Page F-12



      D) Convertible Secured Debenture Private Placement Financing

         The Company has agreed with the Agent and received conditional regulatory approval to an offering of 10% convertible fixed and floating charge debentures subject to a minimum placement of $2.5 million and a maximum placement of $5 million (the "Debentures").

         The Debentures as proposed provide for a term of five years from the closing date of the placement(s) (the "Term"). Debentures holders will have the right at any time during the Term to convert all or any part of the indebtedness into the Company's common shares for $0.125 per share on a pre-consolidation basis ($2.50 per share post-consolidation). At any time on or after the third anniversary date of the closing date, the Company will have the right on reasonable notice to compel debenture holders to convert all or any part of the indebtedness into common shares of the Company for $0.125 per share pre-consolidation ($2.50 per share post-consolidation) on the condition that the Company's common shares have traded at a weighted average price of $0.20 per share or greater pre-consolidation ($4.00 per share post-consolidation) during the 10 trading days prior to the Company compelling the conversion. Failing conversion by debenture holders in the circumstances of such notice, the Company has the right to repay the whole or any part of the convertible debentures, on a PRO RATA basis.

   ii) NAME CHANGE

       The Company proposes, subject to shareholder approval at the next meeting of shareholders, to change its name to POWER PLUS CORPORATION.

b. On 8 March 1996, the Company closed a purchase transaction with the Trustee of the Estate of BOSI (the "Estate") whereby for $200,000 the Company acquired the assets of the Estate including inventory, furniture and equipment, kiosks, lease entitlements and certain trade marks and proprietary information.

c. On 17 May 1996, Power Plus USA, Inc. a wholly-owned subsidiary of the Company, acquired a lease for retail space upon the approval of the Bankruptcy Court, Western District of New York. The transaction for US$70,000 is expected to close on 19 June 1996.

10. US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in Canada. Except as set out below, these financial statements also comply, in all material respects, with accounting principles in the United States and the accounting rules and regulations of the Securities and Exchange Commission.

In the United States under the Financial Accounting Standards Board SFAS No. 109, ACCOUNTING FOR INCOME TAXES, the Company would have used the asset and liability method of accounting for income taxes, whereas the deferral method of accounting for income taxes is used under the Canadian basis. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to temporary differences between the financial statements' carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to table income in the years in which those temporary differences are expected to be recovered or settled.

Under SFAS No. 109, the Company would currently have tax assets as a result of income tax loss carry-forwards but would have chosen to provide an allowance of 100 percent against all available income tax assets. Accordingly, its adoption would not have had a material effect on the financial position, results of operation or cash flows of the Company.

As discussed in Note 1, the Company accounts for translation of foreign currency transactions using the temporal method, whereby monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical exchange rates, and revenue and expense items are translated at average rates of exchange for the period in which they occur. Exchange gains and losses are included in the determination of net income for the period.

[LOGO]                                                         BATTERY ONE, INC.
                                                        FORM 10-K -- FISCAL 1996
                                                                       Page F-13


Under generally accepted accounting principles in the United States, both monetary and non-monetary items would be translated at the rate of exchange at the balance sheet date, while revenue and expense items would be translated at the rates in effect on the date such transactions occurred. Translation adjustments would not be included in determining net income, but rather would be reflected as a separate component of equity in the balance sheet. As a result, the reported net loss for the 9 months ended 31 January 1995, would have been $1,663,168, and the reported net loss in 1994 and 1993 would have been $2,144,607 and $722,604, respectively. Additionally, the equity section of the balance sheet would have included cumulative translation adjustments of $343,149 at 31 January 1995, and $237,165 at 30 April 1994.

The Company's financial instruments consist primarily of accounts receivable and accounts payable. As the fair value of these financial instruments is equal to their carrying value, they would not have been adjusted under generally accepted accounting principles in the United States.

[LOGO]


                              EXHIBIT INDEX

EXHIBIT                                                            PAGE
NUMBER                            DESCRIPTION                     NUMBER
- -------                           -----------                     ------
  *3.1 Certificate of Incorporation, as amended, of the Company

  *3.2    By-Laws of the Company

  *4.1    Specimen Common Share Certificate

  *4.2    Incentive Stock Option Plan

**16 Letter regarding change in the Company's Auditors from Price Waterhouse, LLP, of Pittsburgh, Pennsylvania, to
          BDO Dunwoody, Chartered Accountants, of Toronto, Canada.

  27      Financial Data Schedule

_______________________

 * Previously filed as an exhibit to the Company's Annual Report on Form 20-F with the Securities and Exchange Commission for the fiscal year ending
     12 April 1990 and incorporated herein by reference thereto.

** Previously filed as an exhibit to the Company's Form 8-K filed dated 15 April 1996 and incorporated herein by reference thereto.