Form 10-Q
period 1996-04-30
BATTERY ONE INC
filed 1996-06-25
CIK 853444

[LOGO]                 SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

   X       Quarterly report pursuant to section 13 or 15(d) of the Securities
  ---      Exchange Act of 1934
           For the quarterly period ended 30 APRIL 1996, or

  --- Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
           For the Transition period from __________ to __________.

                        COMMISSION FILE NUMBER 0-18163

                               BATTERY ONE, INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

- --------------------------------------------------------------------------------
PROVINCE OF ALBERTA, CANADA
(JURISDICTION OF INCORPORATION)

7850 WOODBINE AVENUE, SUITE 201,
MARKHAM, ONTARIO, CANADA                                    L3R 0B9
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP / POSTAL CODE)

905-479-5683
800-769-3733  (800-POWERED)                                        905-479-8911
(TELEPHONE NUMBERS)                                                (FAX NUMBER)
- --------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes       No   X
                                           ---       ---

As of 18 June 1996 there were 39,761,238 shares of the registrant's Common Stock outstanding.

                              BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in Canadian dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

                                 EXCHANGE RATES

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 18 June 1996 was C$1.00 = US$0.73.

[LOGO]                                                         BATTERY ONE, INC.
                                                  FORM 10-Q Fiscal Year End 1997
                                                                          Page 2

                               FORM 10-Q   INDEX
                               -----------------
                         PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Interim Financial Statements                                                 3
             Consolidated Statements of Changes in Financial Position - 30 April 1996 and 1995
             Consolidated Balance Sheets - 30 April 1996 and 31 January 1996
             Consolidated Statements of Operations - 30 April 1996 and 1995
             Notes to Consolidated Financial Statements

Item 2.      Management's Discussion, and Analysis of Financial Condition and Results of Operations    6


                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                                         8
Item 2.      Changes in Securities                                                                     8
Item 3.      Defaults Upon Senior Securities                                                           8
Item 4.      Submission of Matters to a Vote of Security Holders                                       8
Item 5.      Other Information                                                                         8
Item 6.      Exhibits and Reports on Form 8-K                                                          8

Signatures                                                                                             8

Index to Exhibits                                                                                   none

[LOGO]                                                         BATTERY ONE, INC.
                                                  FORM 10-Q Fiscal Year End 1997
                                                                          Page 3

ITEM 1.                   INTERIM FINANCIAL STATEMENTS
                                    QUARTER 1
                             (ended 30 April 1996)
                                  FISCAL 1997

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION (UNAUDITED)

                                                                     THREE MONTHS ENDED 30 APRIL
                                                                     ---------------------------
(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)                              1996            1995
                                                                         ----            ----
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     (Loss) for period                                               $ (477,167)     $(1,115,699)
     Items not affecting cash
          Amortization                                                   15,739           66,680
                                                                     ----------      -----------
                                                                       (461,428)      (1,049,019)
                                                                     ----------      -----------
     CHANGES IN NON CASH OPERATING ITEMS
          Accounts receivable                                                 0         (118,852)
          Inventory                                                     (99,993)         383,177
          Prepaid expenses                                                    0           18,061
          Accounts payable and accrued liabilities                      (77,911)         337,385
                                                                     ----------      -----------
                                                                       (639,332)        (429,248)
                                                                     ----------      -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Issue of common shares and warrants                              2,750,000          244,100
                                                                     ----------      -----------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Purchase of capital assets                                         (66,034)          (5,665)
     Purchase of deferred assets                                       (340,000)               0
     Purchase of other assets                                          (175,500)            (641)
                                                                     ----------      -----------
                                                                       (581,534)          (6,306)
                                                                     ----------      -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS DURING PERIOD        1,529,134         (191,454)
Cash and cash equivalents, beginning of period                            1,288          330,254
                                                                     ----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $1,530,422      $   138,800
                                                                     ----------      -----------
                                                                     ----------      -----------

[LOGO]                                                         BATTERY ONE, INC.
                                                  FORM 10-Q Fiscal Year End 1997
                                                                          Page 4

CONSOLIDATED BALANCE SHEET, AS AT
- ---------------------------------
   (AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)    30 APRIL 1996   31 JANUARY 1996
                                                  -------------   ---------------
                                                   (UNAUDITED)        (audited)
                ASSETS
Current Assets
     Cash and cash equivalents                     $ 1,530,422     $     1,288
     Accounts receivable                                64,001          64,001
     Inventory                                          99,993               0
     Prepaid expenses                                   19,760          19,760
                                                   -----------     -----------
                                                     1,714,176          85,049
Capital assets, net                                     66,034               0
Deferred charges, net                                  569,247         244,986
Other assets                                           175,500               0
                                                   -----------     -----------
                                                   $ 2,524,957     $   330,035
                                                   -----------     -----------
             LIABILITIES
Accounts payable and accrued liabilities           $   429,297     $   507,208
                                                   -----------     -----------
                                                     2,954,254         507,208
SHAREHOLDERS' EQUITY/(DEFICIENCY)
Share capital and warrants                          28,766,484      26,016,484
Deficit                                             26,670,824      26,193,657
                                                   -----------     -----------
                                                     2,095,660        (177,173)
                                                   -----------     -----------
                                                   $ 2,524,957     $   330,035
                                                   -----------     -----------
                                                   -----------     -----------
CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                FOR THE THREE MONTH AND YEAR TO DATE
                                                       PERIOD ENDED 30 APRIL
                                                       ---------------------
(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)            1996             1995
                                                       ----             ----
SALES                                              $    14,782     $ 2,171,525
Cost of sales                                            6,235         935,401
                                                   -----------     -----------
GROSS PROFIT                                             8,547       1,236,124

EXPENSES
     Operating and administration                      469,975       2,285,143
     Amortization                                       15,739          66,680
                                                   -----------     -----------
(LOSS) FROM OPERATIONS AND FOR PERIOD                 (477,167)     (1,115,699)
Deficit, beginning of period                        26,193,657      21,652,106
                                                   -----------     -----------
DEFICIT, END OF PERIOD                             $26,670,824     $22,767,805
                                                   -----------     -----------
                                                   -----------     -----------
LOSS PER SHARE                                           $0.01           $0.03
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          39,628,643      34,694,521


[LOGO]                                                         BATTERY ONE, INC.
                                                  FORM 10-Q Fiscal Year End 1997
                                                                          Page 5


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

Note 1: During the fiscal year ended 31 January 1996, Battery One, Inc.'s (the "Company") wholly-owned subsidiaries Battery One-Stop International Inc. ("BOSI") and Batteries Etc., Inc. ("Etc.") (collectively, the "Subsidiaries") were assigned into bankruptcy (see Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein). All of the Company's operations, which consisted of the sale of batteries and battery-related products to consumers via company-owned retail stores in Canada and the US, were conducted through the Subsidiaries and all of its capital assets were owned by the Subsidiaries. Accordingly, at 31 January 1996 and during a part of the first quarter of Fiscal 1997 the Company had no ongoing operations nor operating assets.

          However, as described hereinafter, management has developed a reorganization plan with the intent of re-commencing operations. Accordingly, the results of operations are presented on the basis that the Company has recommenced operations. During the first quarter of Fiscal 1997 (see Item 2. --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein), the Company acquired assets and operated one store in Canada for part of the period. There were no operations in the US in this quarter although the Company has entered into an agreement which has been accepted to acquire a certain lease for a location in the Pittsburgh Airport airmall, which is scheduled to open during the second quarter of Fiscal 1997.

Note 2: For the first quarter of Fiscal 1997, the consolidated balance sheet as at 30 April 1996 and the consolidated statements of operations and changes in financial position for the three month and year to date period ended 30 April 1996 and 1995, in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The consolidated balance sheet as at 30 April 1996 and the consolidated statements of operations and changes in financial position for the three month and year to date period ended 30 April 1996 and 1995 are unaudited. The consolidated balance sheet for the fiscal year ended 31 January 1996 was audited and reported in the Company's Annual Report to Shareholders and Fiscal 1996 FORM 10-K.

          The consolidated financial statements and notes are presented as permitted by FORM 10-Q, and do not contain certain information included in the Company's annual consolidated financial statements and the notes thereto.

          Loss per share is based on the weighted average outstanding common shares for the period.

Note 3: On 1 March 1996, the Agent and the Company completed a Special Warrant Private Placement Financing, comprised of up to 45 million Special Warrants representing $4.5 million. Initially, 38.5 million
          Special Warrants were subscribed for, representing gross proceeds of $3.85 million. Of this amount, $1.1 million had been previously received in the third quarter of Fiscal 1996, and the balance of $2.75 million has been received in cash. The remaining Special Warrants representing 6.5 million units and additional capital of $650,000 are anticipated to be fully subscribed by July 1996 (see
          ITEM 2. --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS, herein).

[LOGO]                                                         BATTERY ONE, INC.
                                                  FORM 10-Q Fiscal Year End 1997
                                                                          Page 6


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

By the last quarter of Fiscal 1996 (the year ended 31 January 1996) it had become apparent to management that on the basis of the Company's current share capitalization, and considering the continued unprofitability of Batteries Etc., Inc. ("Etc.") (the wholly-owned subsidiary of the Company which formerly operated the business in the US), notwithstanding its best efforts, the Company regrettably was not able to complete the financing of its turnaround program on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management, which were subsidized by Battery One-Stop International Inc. ("BOSI") (the wholly-owned subsidiary of the Company which formerly operated the business in Canada), to its serious detriment. (Etc. and BOSI are referred to collectively as the "Subsidiaries".)

In December 1995 BOSI made a voluntary assignment into bankruptcy pursuant to the CANADIAN BANKRUPTCY AND INSOLVENCY ACT. In December 1995, Etc. made a voluntary petition seeking protection under Chapter 11 of the US BANKRUPTCY CODE, which in January 1996 was converted to a Chapter 7 filing. The Company is the largest creditor of the Subsidiaries. The Company is not directly nor indirectly liable for any debt or liability of the Subsidiaries and has no outstanding guarantees or undertakings with respect to any third party claim against the Subsidiaries.

All of the Company's operations, which consisted of the sale of batteries and battery-related products to consumers, were conducted through the Subsidiaries, and all of its capital assets were owned by the Subsidiaries. At year end 31 January 1996 the Company, therefore, had no ongoing operations nor operating assets.

All of the Company's operations, which consisted of the sale of batteries and battery-related products to consumers via company-owned retail stores in Canada and the US, were conducted through the Subsidiaries and all of its capital assets were owned by the Subsidiaries. Accordingly, at 31 January 1996 the Company had no ongoing operations nor operating assets.

The Consolidated Statements of Operations included in this Report reflects that during the first quarter of Fiscal 1997 (see below) the Company acquired assets and operated one store in Canada for part of the period. There was no store operating in the US although the Company has acquired a certain lease and plans to open its first US store during the second quarter of Fiscal 1997.

Accordingly, the historical financial statements for the prior period included in this report have little relevance to the Company's operations at present.

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

The Reorganization Plan has received the conditional approval of The Alberta Stock Exchange as required. Selected aspects of the Reorganization Plan and the related plan of arrangement require shareholder approval at the upcoming July 24th annual and special meeting, and final court and regulatory approval thereafter.

The Reorganization Plan is subdivided into two parts: PLAN 2000 prescribing how the Company proposes to build its business to in excess of 1,000 stores by the end of the Year 2000; and, the Financing Plan which sets out the manner in which the Company proposes to finance PLAN 2000'S requirements. As part of its Reorganization Plan, the Company proposes to: change its name; reduce its stated capital by all or virtually all of the accumulated deficit; and, reorganize and consolidate its capitalization on the basis of twenty
(20) pre-consolidation shares for one (1) post-consolidation share and an exchange right, that is to 1,988,062 post-consolidation shares from the existing 39,761,238 pre-consolidation shares.

C.M. Oliver & Company Limited (the "Agent") has been engaged as fiscal advisor and agent to assist the Company to arrange PLAN 2000'S financing.

[LOGO]                                                         BATTERY ONE, INC.
                                                  FORM 10-Q Fiscal Year End 1997
                                                                          Page 7


On 1 March 1996, the Agent and the Company completed a Special Warrant Private Placement Financing, comprised of up to 45 million Special Warrants representing $4.5 million. Initially, 38.5 million Special Warrants were subscribed for, representing gross proceeds of $3.85 million. Of this amount, $1.1 million had been previously received in the third quarter of Fiscal 1996, and the balance of $2.75 million was received in March and April 1996. The remaining 6.5 million Special Warrants representing $650,000 are anticipated to be fully subscribed by July 1996. Each Special Warrant is convertible at no additional consideration into one common share of the Company, plus a purchase warrant which itself consists of two entitlements: firstly, the Class B Warrant entitling holders to acquire equal additional shares at $0.125 ($2.50 post-consolidation), representing additional capital in the aggregate of up to $5.625 million on or before 1 March 1997; and secondly, subject to the exercise of the Class B Warrant, a collateral Class BB Warrant entitling holders to acquire equal additional shares at $0.15 ($3.00 post-consolidation), representing additional capital in the aggregate of up to $6.75 million on or before 1 March 1998. Therefore, the total capital derivable from the Special Warrants in the aggregate on a fully diluted basis over the next two years is potentially $16.875 million, representing aggregate post-consolidation dilution of up to 6.75 million shares.

The Company has agreed with the Agent and received conditional regulatory approval to a best efforts offering of 10% convertible secured fixed and floating charge debentures in series, with an initial closing set for the end of June 1996, subject to a minimum placement of $2.5 million and a maximum placement of $5 million (the "Debentures"). The term of the Debentures is five years from the initial closing date. Debentures holders have the right at any time during the term to convert all or any part of the indebtedness into shares at $0.125 per share ($2.50 post-consolidation), representing potential post-consolidation dilution in the aggregate of up to 2 million shares. At any time on or after the third anniversary date, the Company will have the right on reasonable notice to force conversion of all or any part of the Debentures into shares on the condition that the shares have traded at a weighted average price of $4.00 per share or greater (post-consolidation) during the 10 trading days prior to the Company compelling the conversion - failing which, the Company may thereafter repay the whole or any part of the Debentures at any time, on a PRO RATA basis.

Respecting the loyalty of the Company's long-term shareholders and seeking their continuing support on an equal footing with the Special Warrant holders, the Company has proposed a plan of arrangement to reorganize and consolidate the outstanding share capital of the Company on the basis of twenty (20) existing common shares being exchanged and consolidated for one
(1) new common share and one (1) exchange right (the "Exchange Rights") to purchase one unit of the Company's equity (the "Exchange Rights Units"), upon the requisite shareholder, regulatory and court approvals to the share consolidation being obtained (expected July 1996 - the "Exchange Rights Issue Date"). The Exchange Rights would entitle holders to purchase up to an aggregate of 1,988,062 Exchange Rights Units of the Company at an exercise price of $2.00 per unit (equivalent to $0.10 per pre-consolidation share), proposed to be on or before 90 days from the Exchange Rights Issue Date, representing additional potential capital in the aggregate of up to $4 million this year. Subject to the exercise of the Exchange Rights, each Exchange Rights Unit would further include a warrant, which in turn would consist of two entitlements: firstly, a Class A Warrant entitling holders to purchase equal common shares at an exercise price of $2.50 per share (equivalent to $0.125 per share on a pre-consolidation basis), on or before 1 March 1997, representing additional capital in the aggregate of up to $5 million; and, secondly, conditional upon the exercise of the Class A Warrant, a collateral Class AA Warrant, entitling holders again to purchase equal common shares at an exercise price of $3 per share (equivalent of $0.15 per pre-consolidation share), on or before 1 March 1998, representing additional capital in the aggregate of up to $6 million. The total capital from the Exchange Rights on a fully diluted basis in the aggregate over the next two years is therefore potentially $15 million.

Combining the potential of the Debentures together with the Special Warrants and Exchange Rights, if approved, subscribed and exercised, the Company's Financing Plan provides for sources of new capital in the aggregate of up to $36.5 million over the next two years to support the implementation of PLAN 2000.

On 8 March 1996, the Company closed a purchase transaction with the Trustee responsible for the realization of the assets BOSI whereby for $200,000 it acquired the inventory, furniture and equipment, kiosks, and certain lease entitlements and proprietary interests of its former Canadian subsidiary.

[LOGO]                                                         BATTERY ONE, INC.
                                                  FORM 10-Q Fiscal Year End 1997
                                                                          Page 8


On 17 May 1996, POWER PLUS USA, INC., a wholly-owned subsidiary of the Company, acquired for $93,000 the strategic Pittsburgh Airport location lease, formerly held by Etc., upon approval of the Western District of New York Bankruptcy Court. This transaction is scheduled to close on 19 June, providing for the re-opening of this premier location in July.

On 17 June 1996, Power Plus USA, Inc. agreed to acquire PORTRONICS, a specialty US retailer, from CONSUMER ELECTRONICS SPECIALTY STORES, INC. ("CESS") by way of a purchase all of all capital stock of CESS. Expected to close in July, the acquisition includes 10 leased retail locations in Florida, inventories, two warehouses and pager repair facilities, plus the CESS headquarters operations in Sarasota, and CESS's proprietary interests. This strategic acquisition means that the operations and assets of Portronics will become an integral part of the Company. The purchase agreement is subject to final due diligence, financing, and regulatory approval. These 10 PORTRONICS retail stores operate at a level that will generate more than US$3.5 million in annual revenues for the Company from the sale of pagers - or BEEPERS as they have more commonly become known - plus related paging services and other wireless communication products. All will be converted to POWERFUL STUFF stores that feature PORTRONICS beepers and paging services, and 10 to 20 new stores are planned for Florida this year. Ken Levin, founder and President of both PORTRONICS and CESS, will become Senior Vice President, Retail Operations for POWERFUL STUFF. Mr Levin will play a key management role in the rollout of PLAN 2000 and assist in developing POWERFUL STUFF'S reseller operations for wireless services.

Funds for these purchases have been provided by the completion of Special Warrants Private Placement Financing described hereinabove.

[LOGO]                                                         BATTERY ONE, INC.
                                                  FORM 10-Q Fiscal Year End 1997
                                                                          Page 9


                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          Not applicable.

ITEM 2.   CHANGES IN SECURITIES.
          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

ITEM 5.   OTHER INFORMATION.
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          i)   Exhibits
               Exhibit 27 Financial Data Schedule

          ii)  Reports on Form 8-K
                   1 February 1996 filed on 13 March 1996
                   15 April 1996 filed on 29 April 1996

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Battery One, Inc.


Date: 18 June 1996                           /s/  R. Bruce Freeman
                                     -----------------------------------------
                                     R. Bruce Freeman
                                     Vice Chairman and Chief Financial Officer
                                     (Duly authorized officer of the Registrant
                                     and its chief financial officer)