Form 10-Q
period 1996-07-31
POWER PLUS CORP
filed 1996-09-16
CIK 853444

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549

                                    FORM 10-Q

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934
     For the quarterly period ended 31 JULY 1996, or

     Transition report pursuant to section 13 or 15(d) of the Securities
- ---  Exchange Act of 1934
     For the Transition period from __________ to __________.

                         COMMISSION FILE NUMBER 0-18163

                             POWER PLUS CORPORATION
              (the "Registrant", or the "Company", or "Power Plus")
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                           FORMERLY BATTERY ONE, INC.


          PROVINCE OF ALBERTA, CANADA
          (STATE OR OTHER JURISDICTION OF INCORPORATION)

          7850 WOODBINE AVENUE, SUITE 201,
          MARKHAM, ONTARIO, CANADA                          L3R 0B9
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (POSTAL CODE)

          905-479-5683
          800-769-3733                                      905-479-8911
          (TELEPHONE NUMBERS)                               (FAX NUMBER)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                                ---          ---

As of 30 August 1996 there were 39,761,238 shares of the Registrant's Common Stock outstanding. (Please refer to Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS concerning the proposed reorganization and consolidation of the Company's stock on the basis of 20 to 1.)

                                FORM 10-Q   INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Interim Financial Statements                          3
          Consolidated Statement of Changes in Financial
           Position - 31 July 1996 and 31 July 1995
          Consolidated Balance Sheet - 31 July 1996 and 31 January 1996 Consolidated Statement of Operations - 31 July 1996 and
           31 July 1995
          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of                            7
          Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 15
Item 2.   Changes in Securities                                             15
Item 3.   Defaults Upon Senior Securities                                   15
Item 4.   Submission of Matters to a Vote of Security Holders               15
Item 5.   Other Information                                                 18
Item 6.   Exhibits and Reports on Form 8-K                                  18

Signature                                                                   18

                         PART I - FINANCIAL INFORMATION

The Company prepares its consolidated financial statements in Canadian dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

EXCHANGE RATES

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 30 August 1996 was C$1.00 = US$0.73.

ITEM 1.   INTERIM FINANCIAL STATEMENTS.

                                 SECOND QUARTER
                           (period ended 31 July 1996)

                                   FISCAL 1997

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION (UNAUDITED)

(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)             Six month year to date
                                                         period ended 31 July
                                                        ----------------------
                                                          1996          1995
                                                          ----          ----

CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  (Loss) for period                                   $(1,309,464) $(1,777,176)
  Items not affecting cash
    Amortization                                           38,262      124,842
                                                           ------      -------
                                                       (1,271,202)  (1,652,334)
  CHANGES IN NON CASH OPERATING ITEMS
    Accounts receivable                                  (143,889)     126,877
    Inventory                                            (112,321)     929,022
    Prepaid expenses                                            0       21,517
    Accounts payable and accrued liabilities               89,089       56,500
                                                           ------       ------
                                                       (1,438,323)    (518,418)
                                                       ----------     --------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Issue of common shares and warrants - SEE NOTE 3      2,506,000      244,100
  Notes payable                                                        200,000
  Issue of Special Notes - SEE NOTE 4                   3,050,000
                                                        ---------
                                                        5,556,000      444,100
                                                        ---------      -------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Purchase of capital assets                             (178,000)     (46,267)
  Increase in deferred charges                           (539,087)           0
  Purchase of other assets                                (82,500)        (641)
                                                          -------         ----
                                                         (799,587)     (46,908)
                                                         --------      -------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
 DURING PERIOD                                          3,318,090     (121,226)
Cash and cash equivalents, beginning of period              1,288      330,254
                                                            -----      -------

CASH AND CASH EQUIVALENTS, END OF PERIOD               $3,319,378     $209,028
                                                       ----------     --------
                                                       ----------     --------

CONSOLIDATED BALANCE SHEET, AS AT

(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)        31 JULY 1996  31 January 1996
                                                   ------------  ---------------
                                                    (unaudited)     (audited)

                   ASSETS
Current Assets
  Cash and cash equivalents                         $3,319,378         $1,288
  Accounts receivable                                  207,890         64,001
  Inventory                                            112,321              0
  Prepaid expenses                                      66,070         19,760
                                                        ------         ------
                                                     3,705,659         85,049

Capital assets, net                                    178,000              0
Deferred charges, net                                  699,502        244,986
Other assets, net                                       82,500              0
                                                        ------              -
                                                    $4,665,661       $330,035
                                                    ----------       --------
                                                    ----------       --------
                 LIABILITIES
Accounts payable and accrued liabilities              $596,297       $507,208
Special Notes - SEE NOTE 4                           3,050,000
                                                     ---------
                                                     3,646,297        507,208
                                                     ---------        -------
  SHAREHOLDERS' EQUITY/(DEFICIENCY) - SEE NOTE 5
Share capital and warrants                           1,851,660     26,016,484
Deficit                                                832,296     26,193,657
                                                       -------     ----------
                                                     1,019,364       (177,173)
                                                     ---------       --------
                                                    $4,665,661       $330,035
                                                    ----------       --------
                                                    ----------       --------



CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                                     SIX MONTH YEAR TO DATE
                                                                      THREE MONTHS ENDED 31 JULY      PERIOD ENDED 31 JULY
                                                                      --------------------------     ----------------------
(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)                               1996           1995           1996          1995
                                                                          ----           ----           ----           ---

SALES                                                                    $42,113     $1,575,782        $56,895     $3,747,308
Cost of Sales                                                             17,687        658,562         23,922      1,593,963
                                                                          ------        -------         ------      ---------
GROSS PROFIT                                                              24,426        917,220         32,973      2,153,345
EXPENSES
  Operating and administration                                           834,199      1,520,534      1,304,175      3,805,679
  Amortization                                                            22,523         58,163         38,262        124,842
                                                                          ------         ------         ------        -------
(LOSS) FOR PERIOD                                                       (832,296)      (661,477)    (1,309,464)    (1,777,176)
DEFICIT, BEGINNING OF PERIOD                                          26,670,825     22,767,805     26,193,657     21,652,106
                                                                      ----------     ----------     ----------     ----------
DEFICIT, BEFORE ADJUSTMENT BELOW                                      27,503,121              -     27,503,121              -
  Stated capital reduction - SEE NOTE 5                               26,670,825              -     26,670,825              -
                                                                      ----------                    ----------
DEFICIT, END OF PERIOD                                                  $832,296    $23,429,282       $832,296    $23,429,282
                                                                        --------    -----------       --------    -----------
                                                                        --------    -----------       --------    -----------
EARNINGS PER SHARE                                                        $(0.02)        $(0.02)        $(0.03)        $(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            39,761,238     34,694,521     39,586,187     34,694,521



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: During the fiscal year ended 31 January 1996, the Company's wholly-owned subsidiaries, Battery One-Stop International Inc. ("BOSI") and Batteries Etc., Inc. ("Etc.") (collectively, the "Subsidiaries"), were assigned into bankruptcy (see Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein).
          All of the Company's operations, which consisted of the sale of batteries and battery-related products to consumers via Company-owned retail stores in Canada and the US, were conducted through the Subsidiaries and all of its capital assets were owned by the Subsidiaries. Accordingly, at 31 January 1996 and during a part of the first quarter of Fiscal 1997, the Company had no ongoing operations nor operating assets.

          In response to the Company's circumstances, management developed a reorganization plan, with the intent of re-commencing operations which it is now implementing (the "Reorganization Plan"). Accordingly, the results of operations are presented on the basis that the Company has recommenced operations. During the first quarter of Fiscal 1997 (see
          Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein), the Company acquired assets and operated one store in Canada for part of the period. There were no operations in the US in this quarter. During the current quarter, the Company opened a location in the Pittsburgh Airport AirMall.

NOTE 2: For the second quarter of Fiscal 1997, the consolidated balance sheet as at 31 July 1996 and the consolidated statements of operations and changes in financial position for the three month period (the current quarter) and year to date six month period ended 31 July 1996 and 1995, in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

          The consolidated balance sheet as at 31 July 1996 and the consolidated statements of operations and changes in financial position for the three month and year to date period ended 31 July 1996 and 1995 are unaudited. The consolidated balance sheet for the fiscal year ended 31 January 1996 was audited and reported in the Company's Annual Report to Shareholders and Fiscal 1996 S.E.C. FORM 10-K filing.

          The consolidated financial statements and notes are presented in accordance with the S.E.C.'s FORM 10-Q filing statement requirements, and do not contain certain information included in the Company's annual consolidated financial statements and the notes thereto.

          Loss per share is based on the weighted average common shares outstanding for the period.

NOTE 3: On 1 March 1996, the Company completed a Special Warrant private placement equity financing, comprised of up to 45 million Special Warrants representing $4.5 million. Initially, 38.5 million Special Warrants were subscribed for, representing gross proceeds of $3.85 million. Of this amount, $1.1 million had been previously received in the third quarter of Fiscal 1996, and the balance of $2.75 million has been received in cash. The remaining Special Warrants representing
          6.5 million units and additional capital of $650,000 are required and anticipated to be fully subscribed by the end of September 1996 (see
          Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, herein).

NOTE 4: Effective 31 July 1996, the Company completed a Special Notes 5-year 10% convertible fixed and floating charge debentures private placement debt financing for $6 million. The initial closing represented $3.05 million. The Special Notes currently not subscribed, now representing $2.95 million, are required and anticipated to be fully subscribed by the end of September 1996. (See Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, herein).

NOTE 5: In accordance with shareholder approval received at the annual meeting on 24 July 1996 and pursuant to the related court approval received
          25 July 1996, the Company has reduced both the stated capital amount for the common shares of the Company and the accumulated deficit in earnings by $26,670,824. Management is of the opinion that, after making the adjustment, the balance sheet better represents the financial repositioning of the Company, resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company as it proceeds to implement its 5-year business plan (see Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, herein).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

By the last quarter of Fiscal 1996 (the year ended 31 January 1996) it had become apparent to management that on the basis of the Company's share capitalization, and considering the continued unprofitability of Batteries Etc., Inc. ("Etc.") (the wholly-owned subsidiary of the Company which formerly operated the business in the US), notwithstanding its best efforts, the Company regrettably was not able to complete the financing of its turnaround program on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management, which were subsidized by Battery One-Stop International Inc. ("BOSI") (the wholly-owned subsidiary of the Company which formerly operated the business in Canada), to its serious detriment. (Etc. and BOSI are referred to collectively as the "Subsidiaries".)

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

The Consolidated Statements of Operations included with these materials reflect that during the first two quarters of Fiscal 1997 the Company acquired assets, operated one store in Canada for most of this six month period, and opened its first US store in Pittsburgh Airport AirMall, in late-July 1996.

Accordingly, the historical financial statements for the prior period included with these materials have little relevance to the Company's operations at present.

On 1 February 1996, the Company announced its Reorganization Plan which, as discussed in earlier filings, is subdivided into two parts: PLAN 2000, the Company's 5-year business plan prescribing how the Company proposes to build its business to in excess of 1000 stores by the end of the Year 2000; and, the Financing Plan which sets out the manner in which the Company proposes to finance PLAN 2000's requirements.

The Reorganization Plan and the related Plan of Arrangement proposed by new management were approved by shareholders at the annual and special meeting of the Company's held on 24 July 1996.

Among other matters, shareholders approved as part of the Reorganization Plan, the Company's proposal to: change its name; reduce its stated capital by all or virtually all of the accumulated deficit; and, reorganize and consolidate its capitalization on the basis of twenty (20) pre-consolidation shares for one (1) post-consolidation share and an exchange right, that is to 1,988,062 post-consolidation shares from the existing 39,761,238 pre-consolidation shares.

Final court approval to the Plan of Arrangement was obtained on 25 July 1996 and final regulatory approval is being sought now. The implementation of the Plan of Arrangement's common share reorganization and consolidation (20:1 reverse-split) will occur as soon as practicable after receiving final regulatory approval.

The Company is now implementing its 5-year Business Plan -- PLAN 2000 -- designed to make POWERFUL STUFF a leader in its markets.

POWER PLUS, by the implementation of its PLAN 2000, will sell through Company-owned POWERFUL STUFF stores across North America, wireless communication products and services (beepers/pagers, cellular phones, Personal Communication Systems ("PCS") and related service contracts), together with batteries and battery-powered products (portable electronics, watches, accessories, etc.), the latter being the foundation of the business in the past. PLAN 2000 anticipates growth to over 1000 stores and $500 million (US$360 million) in sales over a 5-year period and provides the architecture for developing a branded distribution and communications network. Approximately 85% of the stores will be in the US, with head offices in both Florida (operating) and Toronto (corporate).


- -  PLAN 2000 - Overview

POWERFUL STUFF is a new business opportunity being launched through the Company
- -- a restructuring, refinancing and repositioning of Battery One, Inc., renamed POWER PLUS CORPORATION effective 31 July 1996.

POWERFUL STUFF is a branded retail marketing and distribution network for wireless communications products and services, plus batteries and related products and services -- portable energy -- the latest in hand-held electronic communications, entertainment, business and lifestyle products with the batteries to power them. POWERFUL STUFF is the specialty retail business of Power Plus and its wholly-owned US and Canadian subsidiaries.

To launch this new business opportunity, the former Battery One, Inc., a publicly traded Canadian company listed on The Alberta Stock Exchange (Symbol:
BTB) and on NASDAQ's OTC Bulletin Board (Symbol: BATT), has been reorganized during 1996 as POWER PLUS CORPORATION. The Company's Reorganization Plan incorporates the related $42 million Financing Plan over 3 years providing the capital needed to rapidly increase the number of POWERFUL STUFF stores to a critical mass to quickly surpass economies of scale and achieve operating efficiencies.

An initial Special Warrants private placement equity offering, representing up to a maximum of $4.5 million, raised $2.8 million in net new capital through its first closings in March and April 1996. The remaining equity units representing $650,000 are required and anticipated to be fully subscribed by the end of September 1996, then completing this financing.

A Special Notes 5-year 10% convertible secured debentures private placement debt offering, representing up to a maximum of $6.0 million, raised $3.05 million through its initial closing in July 1996. The remaining Special Notes, representing $2.95 million, are required and anticipated to be fully subscribed by the end of September 1996, then completing this financing.

The comprehensive 3-year Financing Plan supporting PLAN 2000 has been structured as follows:

     - March to September 1996 - $4.5 million Special Warrants private placement equity offering;

      - July to September 1996 - $6.0 million Special Notes 5-year 10% convertible secured debentures private placement debt offering;

      -   December 1996 - $5.0 million rights offering;

      -   March 1997 - $12.5 million rights offering; and,

      -   March 1998 - $14.2 million rights offering.

Having these phased capital resources from this Financing Plan positions POWER PLUS to execute PLAN 2000.

On 1 February 1996, the Company announced its Reorganization Plan proposing:

     -    Changing the Company's name to POWER PLUS CORPORATION;

     - Reorganizing and consolidating the outstanding share capital on the basis of every twenty (20) shares before consolidation being reorganized and consolidated into one (1) consolidated share plus an exchange right;

     - Raising additional capital funds of up to $42 million in the aggregate;

     -    Consolidating corporate headquarters into offices in Toronto, Canada;

     -    Establishing new divisional operations in the US and Canada;

     -    Putting in place new management; and,

     -    Launching the Company's retail efforts and distribution channels.

POWER PLUS has combined two merchandising segments -- wireless communication products and services plus batteries and related products and services -- into a single retail store - POWERFUL STUFF. The pagers (beepers) and accessories generate higher average per transaction revenues, earn strong secondary margins through air-time and activation sales and generate recurring revenues from customer subscriber fees and renewals. The complementary battery segment of the business supplies supplemental revenues and incremental margins necessary to grow POWERFUL STUFF stores to the point where a customer base is built and recurring sales are produced by paging and cellular services. In addition, the battery business provides particularly high margins from specialty batteries and installation services, plus strong positioning for the sale of innovative battery-powered products.

POWER PLUS CANADA

On 8 March 1996, the Company closed a purchase transaction with the Trustee responsible for the realization of the assets BOSI whereby for $200,000 it acquired the inventory, furniture and equipment, kiosks, and certain lease entitlements and proprietary interests of its former Canadian subsidiary.

The Canadian POWERFUL STUFF chain relaunched in July 1996 with a location in Toronto's Square One Mall. New store openings are planned for this Fall and additional locations are currently being negotiated with major landlords (i.e., Cadillac Fairview, Cambridge and Markborough). These stores are initially to be concentrated primarily in Ontario, with 16 to 20 locations planned for 1996. Several store locations in British Columbia, Alberta, and Manitoba are being negotiated to provide 1997's expansion base. Business options for further expansion into Quebec, Saskatchewan and the Eastern Provinces will be considered once the business has been firmly established in Ontario.

POWER PLUS USA

On 17 May 1996, POWER PLUS USA, INC., a wholly-owned subsidiary of the Company, acquired for $93,000 the strategic Pittsburgh Airport AirMall location lease, formerly held by Etc., upon approval of the Western District of New York Bankruptcy Court. The US POWERFUL STUFF chain launched in July with more store openings planned for this Fall, commencing in the Pittsburgh and Florida markets, based upon two acquisitions:

     - the acquisition of the former US operating subsidiary's Pittsburgh Airport AirMall location; and,

     -    the anticipated acquisition of 10 stores in Florida in September.

          THE PITTSBURGH MARKET

The US operations commenced with the opening of the Pittsburgh Airport AirMall store, ideally situated in the largest airport shopping center in North America. This provides POWERFUL STUFF with a flagship store in one of the premier US transportation centers and the foundation for expansion in this market. An additional 2 to 4 locations in the Pittsburgh area are planned for 1996.

     THE FLORIDA MARKET

The Florida expansion will be a blend of new POWERFUL STUFF stores to be opened combined with existing locations proposed to be acquired.

On 17 June 1996, POWER PLUS USA, INC. agreed to purchase the assets and business of PORTRONICS, a specialty US retailer, from CONSUMER ELECTRONICS SPECIALTY STORES, INC. ("CESS"), located in Sarasota, Florida. Scheduled to close by the end of September 1996, the acquisition includes 10 leased retail locations in Florida, inventories, two rented warehouse facilities and pager repair facilities, and CESS's proprietary interests. This strategic acquisition means that the operations and assets of Portronics will become an integral part of the Company. The purchase agreement is subject to final due diligence, financing, and regulatory approval. These 10 Portronics retail stores operate at a level that will generate more than US$3.5 million in annual revenues for the Company from the sale of pagers -- or BEEPERS as they have more commonly become known -- cellular telephone plus related paging and cellular services, and other wireless communication products. All will be converted to POWERFUL STUFF stores that feature Portronics beepers and paging services, and 10 to 20 new stores are planned for Florida this year. Ken Levin, founder and President of both Portronics and CESS, will become POWER PLUS' President - Wireless Division. Mr Levin will play a key management role in the rollout of PLAN 2000 and assist in developing POWERFUL STUFF's pager and cellular reseller operations for wireless services. This acquisition is one means by which POWER PLUS is capable of quickly achieving its target penetration of 21 to 30 new stores in Florida in 1996.

In addition to the Portronics acquisition and the introduction of the Company's wireless division, on 12 August 1996 the Company announced its agreement in principle to enter into a joint venture with C-Con Acquisition Company Inc. of Florida (the "Cell Connection JV"), to resell cellular telephone services through POWER PLUS' POWERFUL STUFF retail stores. The cellular market is expanding rapidly -- a 40% annual increase in revenues last year in the US. The number of cell sites in the US increased by 2,918 in the last half of 1995 and the new PCS digital services are just beginning to expand the market further.

The Cell Connection JV will increase store revenues and provide a competitive advantage in the cellular arena. The arrangement complements the paging reseller program being implemented, pending the purchase of Portronics. POWER PLUS and C-Con, on an interim basis, will work together to offer cellular services through Portronics' Florida stores where paging (beeping) and cellular products are a synergistic fit, along with the specialty batteries and battery-powered products offered in POWERFUL STUFF stores.

C-Con resells cellular services provided by the GTE network in the Tampa/Sarasota area and its contract with GTE covers additional geographic areas throughout the US where GTE offers cellular services. POWERFUL STUFF stores will be the primary retail outlets in C-Con's markets, with POWER PLUS providing the marketing for the Cell Connection JV, while C-Con provides back office operations and customer billing. C-Con Chairman Bill Healey and President Peter Lazzari will actively participate in the management of the Cell Connection JV.

Secured financing of up to $750,000 is to be provided by POWER PLUS to the Cell Connection JV for customer marketing and working capital, as well as up to $250,000 to C-Con directly to accelerate its internal expansion of service capabilities and market coverage. POWER PLUS also has the option to purchase up to 20% of the equity of C-Con for nominal consideration upon satisfaction of certain defined conditions.

Subject to finalizing a definitive joint venture agreement, and due diligence, financing, and regulatory approval, the Cell Connection JV is planned to begin operations this Fall.

- -  PLAN 2000 - Management

POWER PLUS' management team has a strong marketing, operations and financial background based on extensive experience in retailing, marketing, multiple business unit management, real estate and development, start-ups, and corporate finance.

     - G. THOMAS ALISON, COO & President - The Company's operating divisions are headed up by Mr. Tom Alison, the architect of the POWERFUL STUFF PLAN 2000. Mr. Alison has entered into a long-term agreement as Power Plus' COO & President, and a member of the Company's Board of Directors and Management Committee, subject to the fulfillment of certain conditions and regulatory approval. Mr. Alison, the former Executive Vice President, Strategic Development of Home Shopping Network and former President of HSN Telemarketing, is recognized in the US as an innovative business development specialist and marketer. He formerly worked for a New York based consulting firm retained to advise the Company over the past 18 months on its marketing and operations and potential turn-around alternatives.

Under Mr. Alison's direction, POWER PLUS continues to expand its senior management team and base of operating personnel with demonstrated capability to build and manage the business.

     - KENNETH C. MARINO, who consulted to the Company over the last year on real estate matters, has entered into a long-term agreement to be the Company's Senior Vice President, Real Estate, subject to the fulfillment of certain conditions and regulatory approval. Mr. Marino was formerly Director of Real Estate for Sunglass Hut International, Inc. of Coral Gables, Florida, during a period of exceptional multiple unit rollout. Responsible for the real estate activities, Mr. Marino helped Sunglass Hut grow to over 1000 stores in shopping centers in North America, in a business that has many common factors to that of the Company.

     - JOSEPH J. ADLER has joined POWER PLUS as Vice President, Construction, responsible for the development of POWERFUL STUFF stores. Mr. Adler was National Construction Manager of US retailer Merry-Go-Round from 1984 to 1995. He negotiated and contracted the construction of over 700 Merry-Go-Round and Chess King subsidiary stores. He personally supervised as many as 200 conversions per year in shopping malls in 38 states. Since Merry-Go-Round, Mr. Adler has built stores for Pacific Swimwear and Garden Batanika ranging from 1000 to 3000 square feet with average budgets exceeding $200,000. Mr. Adler has the ability and overall management skills to lead POWER PLUS' annual buildout of 180 to 280 new POWERFUL STUFF kiosks and in-line stores in the PLAN 2000 rollout.

     - REBECCA L. HARVEY has agreed to join POWER PLUS as Vice President, Human Resources, subject to the fulfillment of certain conditions.
          Ms. Harvey was formerly Vice-President, Sales/Human Resources Administrator of Champs Sports, a division of Woolworth Corporation. In this role, Ms. Harvey was responsible for human resources functions, including sales and customer service, and store operations training programs, during the period which Champs grew from 40 to over 500 stores. Ms. Harvey has also worked in training and merchandising for Joske's of Texas Department Stores (Allied Stores) and Maas Brothers Department Stores. Most recently, Ms. Harvey was Director, National Accounts, for AEI Music Network, responsible for creating enhanced audio and media environments for major retail chains.

     - KENNETH W. LEVIN, the founder and President of Portronics, has reached an agreement in principle to join the POWER PLUS team as President - Wireless Division. Subject to the completion of the Portronics acquisition, Mr. Levin will manage the development and marketing of pager and cellular wireless communications products and services. Mr. Levin has a respected reputation in the wireless industry by becoming one of the largest US retail resellers of pagers and related services in only three years.

     - STEPHEN H. DAVENPORT has agreed in principle to join POWER PLUS from the Portronics acquisition, subject to its completion, to head daily operations. Mr. Davenport has significant retail operations experience with Circuit City, one of the leading US electronics retailers.

     - STEPHEN M. ROSENFIELD has joined the POWER PLUS team as Director of Business Development, with initial responsibility for setting up the Company's POS and business information systems.

     - DANIEL J. ELLIOTT has joined from GCT Paging to set up and manage wireless reselling and retailing in Canada. He is responsible for the stores and operating staff in Canada.

The Company is in the process of recruiting a number of senior executives at the Vice President level, specifically in the areas of Marketing & Merchandising, Information Systems and Accounting and Administration.

The Company benefits from experienced and committed executive management at the corporate level supporting the operating divisions. An effective executive Management Committee, comprised of Mr. Alison, J. Douglas Elliott and R. Bruce Freeman, has been established by the Board of Directors to lead the Company's new direction. The Management Committee is responsible for corporate finance, statutory compliance and reporting, and shareholder communications and investor relations, as well as overseeing the activities of the Company's operating divisions.

     - J. DOUGLAS ELLIOTT, Chairman & CEO - Mr. Elliott, a lawyer by background, has significant experience in providing consulting services to the investment and financial services industries, specializing in the structuring, financing and management of investment opportunities and financial public relations. Mr. Elliott, a director of the Company since September 1994 and a member of the Management and Audit Committees, has been responsible for the structuring and financing of POWER PLUS' reorganization.

     - R. BRUCE FREEMAN, Vice Chairman, CFO & Treasurer - Mr. Freeman, a director since 1989 and a member of the Audit and Management Committees, is a Chartered Accountant with a degree in law. Mr. Freeman has significant experience in providing consulting services to corporations and individuals in the investment and financial services industries, specializing in the structuring, financing and management of special projects. Mr. Freeman was formerly Vice-President and Chief Financial Officer of Magnasonic Canada Inc., an electronics goods importing and distribution Company which held major interests in Sanyo Canada Inc., and Lloyds Corporations Inc. Mr. Freeman has been instrumental in POWER PLUS' restructuring.

Other directors and key advisors active in assisting the Company include:

     - ERIC D. SIGURDSON, DIRECTOR - Mr. Sigurdson, a director since 1995 and a Chartered Accountant by background, is the principal of Keystone International, involved in management consulting and business development, emphasizing mergers & acquisitions and strategic direction. Mr. Sigurdson was formerly employed by The Horsham Corporation and its US subsidiary, Clark Refining & Marketing Inc., as its Executive Vice-President and Chief Financial Officer. Prior to his employment with Horsham, Mr. Sigurdson was President and a Director of Toronto Dominion Real Estate Inc., a real estate investment banking venture of Toronto Dominion Bank and Director of Mergers & Acquisitions of Toronto Dominion Securities Inc. Mr. Sigurdson also serves as a member of POWER PLUS' Audit and Compensation Committees.

     - HARLEY MINTZ, DIRECTOR - Mr. Mintz, a Chartered Accountant, has agreed to join POWER PLUS' Board of Directors, subject to the fulfillment of certain terms and conditions. The Board of Directors has approved Mr. Mintz's appointment and the Company's shareholders have approved his election. Mr. Mintz's appointment is expected to be effective in September 1996. Mr. Mintz has been Managing Partner of Mintz & Partners, Chartered Accountants, of Toronto, Canada, since 1982. Mintz & Partners is the 15th largest accounting firm in Canada.

          As a member of NEXIA International, Mintz & Partners is also part of the 15th largest accounting organization in the world, with affiliates in 7 Canadian cities and more than 80 countries. Mr. Mintz serves as a member of the Advisory Council and Compensation Committee of POWER PLUS and has agreed to serve as a member of the Audit Committee.

     - JOHN S. BRONSON, ADVISOR - Mr. Bronson, the Chairman of the Company's Advisory Council and Compensation Committee since 1995, is the Senior Vice-President of Human Resources of Pepsi-Cola North America. Mr. Bronson brings a depth of multiple unit retail organizational experience and marketing background with his commitment to the Company. Amongst other responsibilities with PepsiCo, Mr. Bronson headed up the Human Resources strategy and implementation for 6,000+ Kentucky Fried Chicken, Pizza Hut and Taco Bell units in over 80 countries. Mr. Bronson has agreed in principle to join the Board of Directors of POWER PLUS, subject to the fulfillment of certain terms and conditions, and the Board of Directors has approved Mr. Bronson's appointment. Mr. Bronson's appointment is expected to be effective by the final quarter of this year.

RESULTS OF OPERATIONS

As reported above, at 31 January 1996 the Company had no ongoing operations nor operating assets.

The Consolidated Statements of Operations included in this material reflect that during the first two quarters of Fiscal 1997 the Company acquired assets, operated one store in Canada for most of the first six month period and opened its first US store in late-July 1996, compared to a total of approximately 40 stores in Canada and the US last year at this time. For this reason, the historical financial statements for the prior period included in this report have little relevance to the Company's operations at present.

The following table sets forth certain items reflected in the Company's consolidated statement of operations expressed as percentages of sales:

                                         EXPRESSED AS A PERCENTAGE OF SALES
                                         ----------------------------------
                                            (all periods ending 31 July)

                                          THREE MONTHS         SIX MONTHS
                                          ------------         ----------
                                         1996      1995      1996      1995
                                         ----      ----      ----      ----

       Cost of sales                    42.0%     41.8%     42.0%     42.5%

       Operating and administration       N/A     96.5%       N/A    101.6%

       Amortization                       N/A      3.7%       N/A      3.3%

Cost of sales as a percentage of total sales for Fiscal 1997 Quarter 2, ended 31 July 1996, was 42% reflecting that management was able to maintain a stable costs of merchandise, as a percentage of total sales, compared to the same period last year. It should be noted that the Company operated approximately 40 locations at this time last year and would have benefited accordingly from the resulting buying economies.

Operating and administration expenses incurred this year are not comparable to Fiscal 1996, principally because, pursuant to the bankruptcies of the Subsidiaries, the Company was initially focused on reorganizing, restructuring and planning for the future. Fiscal 1996 expenses were more in the normal course of operating a retail chain. In the long-term, the Company's administration will be structured so that a number of new stores can be added without a significant increase in administrative overhead, thus trading on the overhead leverage. This means profits from new locations can flow to the bottom-line.

The amount of amortization for the period declined in comparison to the corresponding periods ending in Fiscal 1996 because the Company had fewer assets. It is noteworthy that for the six months to date in Fiscal 1997, amortization mostly results from amounts amortized for capitalized deferred charges and other assets.

LIQUIDITY AND CAPITAL RESOURCES

See Notes 4 & 5 of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) included with these materials.

Subject to the successful implementation of the Company's Reorganization Plan and the completion of the related Financing Plan, the Company's proposed re-capitalization structure, exclusive of allowable management incentive options reserves, would then be estimated as follows:


                                                                                                     POST-CONSOLIDATION
                                                                                            --------------------------------------
                                                                                                            CAPITAL
                                                                                             SHARES         RAISED     EST. TIMING
                                                                                             ------         -------    -----------
                                                                                                          (millions)

    i     CONSOLIDATING CURRENT SHARE CAPITALIZATION
          (from 39,761,238 shares):
      a.) 20:1 post-consolidation number of shares                                          1,988,062         0.0
      b.) 20:1 consolidation of  Exchange Right Units:
          i)   Exchange Rights Units  shares at $2.00                                       1,988,062         4.0       Dec. 1996
          ii)  Class A Warrants to purchase shares at $2.50                                 1,988,062         5.0       Mar. 1997
          iii) Class AA Warrants to purchase shares at $3.00                                1,988,062         6.0       Mar. 1998
          iv)  Agent's Option shares at $2.00                                                225,000          1.0       Dec. 1996
          v)   Agent's Option Class A Warrants to purchase shares at $2.50                   225,000          0.6       Mar. 1997
          vi)  Agent's Option Class B Warrants to purchase shares at $3.00                   225,000          0.7       Mar. 1998
   ii     CONSOLIDATING SPECIAL WARRANT PRIVATE PLACEMENT FINANCING
          (from 45 million pre-consolidation units and assuming maximum offering):
      a.) 20:1 post-consolidation Special Warrant shares net new capital, at $2.00          2,250,000         3.4 (1)   Mar. 1996
      b.) 20:1 Class B Warrants to purchase shares at $2.50                                 2,250,000         6.3       Mar. 1997
      c.) 20:1 Class BB Warrants to purchase shares at $3.00                                2,250,000         6.8       Mar. 1998
      d.) 20:1 Penalty Special Warrants to purchase shares at zero cost                      225,000          0.0       Dec. 1996
      e.) 20:1 Class B Penalty Warrants to purchase shares at $2.50                          225,000          0.6       Mar. 1997
      f.) 20:1 Class BB Penalty Warrants to purchase shares at $3.00                         225,000          0.7       Mar. 1998
  iii     CONVERTIBLE SPECIAL NOTES:
               $6 million Debentures convertible into post-consolidation shares at
               $2.50 per share                                                              2,400,000         6.0       1996/1999
                                                                                           ----------------------
   iv     POST-CONSOLIDATION REORGANIZATION PLAN
             Number of Shares, fully diluted (2)                                           18,452,248
                                                                                           ----------
                                                                                           ----------
    v     POST-CONSOLIDATION REORGANIZATION PLAN
             Capital Availability assuming full dilution                                                    $41.1
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

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

          Plan of Arrangement. (See Part I, Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, herein)

ITEM 2.   CHANGES IN SECURITIES.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual and special meeting of the Company's shareholders was held 24 July 1996. In total, 10,030,120 common shares were represented either in person or by proxy, representing over 25% of the total number of 39,761,238 common shares eligible to vote.

             1.) The shareholders of the Company elected to receive the annual report of the board of directors and the consolidated audited financial statements of the Company for the fiscal year ended 31 January 1996, voting as follows:

                     Number of           Number of           Number of
                   common shares       common shares       common shares
                     voted for         voted against      voted withheld
                     ---------         -------------      --------------
                     9,971,674            45,000              13,446

            ii.) The shareholders of the Company also elected to fix a board of five directors, voting as follows:

                     Number of           Number of           Number of
                   common shares       common shares       common shares
                     voted for         voted against      voted withheld
                     ---------         -------------      --------------
                     9,917,474            100,500             12,146

           iii.) The shareholders of the Company approved and adopted, with or without modification, the special resolution to amend the Articles of the Company to provide for the election and retirement of directors in rotation and provisions governing the removal of directors at a special meeting of the shareholders of the Company, as more particularly set forth and described in the management information circular, voting as follows:

                    Number of      Number of        Number of      Number of
                  common shares  common shares    common shares  common shares
                    voted for    voted against   voted withheld    not voted
                    ---------    -------------   --------------    ---------
                    1,155,852       146,600          15,746        8,711,922

            iv.) Following the approval and adoption of resolution (iii.), the shareholders approved and adopted, without modification, the resolution to repeal PARA4.04 - ELECTION AND TERM, PARA4.05 - REMOVAL OF DIRECTORS and PARA4.07 - VACANCIES of By-Law
                  Number 2 of the By-Laws of the Company, as more particularly set forth and described in the management information circular accompanying this instrument of proxy, voting as follows:

                    Number of      Number of        Number of      Number of
                  common shares  common shares    common shares  common shares
                    voted for    voted against   voted withheld    not voted
                    ---------    -------------   --------------    ---------
                    1,278,453       119,846          42,999        8,588,822
             v.) Following the approval and adoption of resolutions (iii.) and (iv.) above, the shareholders approved and adopted, without modification, the resolution to confirm the adoption of By-Law Number 3 of the By-Laws of the Company providing for the election and retirement of directors in rotation and provisions governing the removal of directors at a special meeting of shareholders of the Company, as more particularly set forth and described in the management information circular accompanying this instrument of proxy, voting as follows:

                    Number of      Number of        Number of      Number of
                  common shares  common shares    common shares  common shares
                    voted for    voted against   voted withheld    not voted
                    ---------    -------------   --------------    ---------
                    1,308,053       115,368          17,875        8,588,824

            vi.) The election of G. Thomas Alison, J. Douglas Elliott, R. Bruce Freeman and Eric D. Sigurdson as directors, and to designate the term each such director is to hold office in accordance with the management information circular, voting as follows:

                     Number of           Number of           Number of
                   common shares       common shares       common shares
                     voted for         voted against      voted withheld
                     ---------         -------------      --------------
                     9,858,499            58,400              113,221

           vii.) The appointment of BDO Dunwoody, Chartered Accountants, Toronto, Ontario, as auditor of the Company for the ensuing year at a remuneration to be fixed by the directors, voting as follows:

                     Number of           Number of           Number of
                   common shares       common shares       common shares
                     voted for         voted against      voted withheld
                     ---------         -------------      --------------
                     9,967,899               0                62,221

          viii.) The shareholders of the Company also approved and adopted, with or without modification, the special resolution to amend the Articles of the Company to change the name of the Company, voting as follows:

                     Number of           Number of           Number of
                   common shares       common shares       common shares
                     voted for         voted against      voted withheld
                     ---------         -------------      --------------
                     9,980,750             9,846              39,524

            ix.) The shareholders of the Company also approved and adopted, with or without modification, of the special resolution authorizing the reduction of the stated capital account for the common shares of the Company by an amount of $26,670,824, voting as follows:

                     Number of           Number of           Number of
                   common shares       common shares       common shares
                     voted for         voted against      voted withheld
                     ---------         -------------      --------------
                     9,898,200            84,500              47,420

             x.) The shareholders of the Company also approved and adopted, with or without modification, the special resolution to approve and adopt the plan of arrangement under Section 186 of the BUSINESS CORPORATIONS ACT ALBERTA, as more particularly set forth and described in the management information circular accompanying the instrument of proxy, voting as follows:

                    Number of      Number of        Number of      Number of
                  common shares  common shares    common shares  common shares
                    voted for    voted against   voted withheld    not voted
                    ---------    -------------   --------------    ---------
                    1,317,352       56,846           67,100        8,588,822
            xi.) The approval and adoption, with or without modification, of the resolution authorizing the Company to enter into an executive employment agreement, between the Company and G. Thomas Alison, upon the general terms and conditions as more particularly set forth and described in the management information circular accompanying this instrument of proxy, voting as follows:

                    Number of      Number of        Number of      Number of
                  common shares  common shares    common shares  common shares
                    voted for    voted against   voted withheld    not voted
                    ---------    -------------   --------------    ---------
                    1,278,152       103,200          59,946        8,588,822

           xii.) The shareholders of the Company also approved and adopted, with or without modification, of the resolution authorizing the Company to enter into an executive employment agreement, between the Company and Kenneth C. Marino, upon the general terms and conditions as more particularly described in the management information circular accompanying this instrument of proxy, voting as follows:

                    Number of      Number of        Number of      Number of
                  common shares  common shares    common shares  common shares
                    voted for    voted against   voted withheld    not voted
                    ---------    -------------   --------------    ---------
                    1,203,328       172,324          65,646        8,588,822

          xiii.) The shareholders of the Company also approved and adopted, with or without modification, of the resolution authorizing the Company to amend the terms of the management services agreement between the Company and a private management company beneficially owned by Elliott & Associates Inc., which provides the services of J. Douglas Elliott, a director and officer of the Company, and R. Bruce Freeman, a director of the Company, upon the general terms and conditions as more particularly set forth and described in the management information circular accompanying this instrument of proxy, voting as follows:

                    Number of      Number of        Number of      Number of
                  common shares  common shares    common shares  common shares
                    voted for    voted against   voted withheld    not voted
                    ---------    -------------   --------------    ---------
                    1,279,452       99,046           63,546        8,588,076

           xiv.) The shareholders of the Company also approved and adopted, with or without modification, of the resolution to approve, ratify and confirm the adoption of a new stock option plan for the Company, voting as follows:

                    Number of      Number of        Number of      Number of
                  common shares  common shares    common shares  common shares
                    voted for    voted against   voted withheld    not voted
                    ---------    -------------   --------------    ---------
                    1,272,328       131,946          39,124        8,586,722

            xv.) The shareholders of the Company also approved and adopted, with or without modification, of the resolution authorizing the board of directors to grant stock options to purchase up to and including 500,000 post-consolidation common shares of the Company at an exercise price of $2.00 per common share ($0.10 per common share on a pre-consolidation basis) to such officers, directors, advisors and consultants of the Company as the board of directors in their sole discretion deem advisable, voting as follows:

                    Number of      Number of        Number of      Number of
                  common shares  common shares    common shares  common shares
                    voted for    voted against   voted withheld    not voted
                    ---------    -------------   --------------    ---------
                    1,150,877       255,421          35,000        8,588,822

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

           i.)  Exhibits
                    Exhibit 27  --  Financial data schedule
          ii.)  Reports on Form 8-K
                    None


                                    SIGNATURE

Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POWER PLUS CORPORATION

Date: 1 September 1996
                                   ------------------------------------------
                                   R. Bruce Freeman
                                   Vice Chairman and Chief Financial Officer
                                   (Duly authorized officer of the Registrant
                                         and its chief financial officer)