Form 10-Q
period 1996-10-31
POWER PLUS CORP
filed 1996-12-17
CIK 853444

[LOGO]
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

  X      Quarterly report pursuant to section 13 or 15(d) of the Securities
-----    Exchange Act of 1934
         For the quarterly period ended 31 OCTOBER 1996, or

         Transition report pursuant to section 13 or 15(d) of the Securities
-----    Exchange Act of 1934
         For the Transition period from __________ to __________.

                            COMMISSION FILE NUMBER 0-18163

                                POWER PLUS CORPORATION
                (the "Registrant", or the "Company", or "Power Plus")

                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              FORMERLY BATTERY ONE, INC.

PROVINCE OF ALBERTA, CANADA
(STATE OR OTHER JURISDICTION OF INCORPORATION)

7850 WOODBINE AVENUE, SUITE 201,
MARKHAM, ONTARIO, CANADA                                    L3R 0B9
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (POSTAL CODE)

905-479-5683
800-769-3733                                           905-479-8911
(TELEPHONE NUMBERS)                                    (FAX NUMBER)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                              -------        ---

As of 29 November 1996 there were 2,238,281 POST-CONSOLIDATION common shares of the Registrant's Common Stock outstanding. (Please refer to Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS concerning the reorganization and consolidation of the Company's stock on the basis of 20 to 1.)

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                          Page 2


                                   FORM 10-Q INDEX
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Interim Financial Statements                         3
         Consolidated Statement of Changes in Financial
              Position - Nine months year to date period
              ended 31 October 1996 and 31 October 1995
         Consolidated Balance Sheet - 31 October 1996 and 31
              January 1996
         Consolidated Statement of Operations - Three and Nine
              Months periods ended 31 October 1996 and 31 October 1995
         Notes to Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of                           7
         Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                15
Item 2.  Changes in Securities                                            15
Item 3.  Defaults Upon Senior Securities                                  15
Item 4.  Submission of Matters to a Vote of Security Holders              15
Item 5.  Other Information                                                15
Item 6.  Exhibits and Reports on Form 8-K                                 15

Signature                                                                 16

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                          Page 3


                            PART I - FINANCIAL INFORMATION

The Company prepares its consolidated financial statements in Canadian Dollars. In this report all references to "$" are to Canadian Dollars, unless otherwise noted.

EXCHANGE RATES

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 29 November 1996 was C$1.00 = US$0.74.

ITEM 1.  INTERIM FINANCIAL STATEMENTS.

                                    THIRD QUARTER
                            (period ended 31 October 1996)
                                     FISCAL 1997
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION (UNAUDITED) (AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)


                                                       NINE MONTH YEAR TO DATE PERIOD ENDED 31 OCTOBER
                                                       -----------------------------------------------
                                                                  1996                1995
                                                                  ----                ----
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  (Loss) for period                                            $(2,645,864)        $(3,593,297)
  Items not affecting cash
     Amortization                                                   53,572             162,116
                                                               -------------       -------------
                                                                (2,592,292)         (3,431,181)
  CHANGES IN NON CASH OPERATING ITEMS
     Accounts receivable                                          (153,151)            131,551
     Inventory                                                    (981,176)          1,414,847
     Prepaid expenses                                                    0              (8,930)
     Accounts payable and accrued liabilities                    1,416,062             274,593
                                                               -------------       -------------
                                                                (2,310,557)         (1,619,120)
                                                               -------------       -------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Issue of common shares and warrants - SEE NOTE 4               2,454,217             234,100
  Notes payable                                                          0           1,055,743
  Issue of Special Notes - SEE NOTE 5                            6,000,000                   0
                                                               -------------       -------------
                                                                 8,454,217           1,289,843
                                                               -------------       -------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Purchase of capital assets                                    (1,979,864)            (22,779)
  Increase in deferred charges                                     (46,469)                  0
  Purchase of other assets                                        (388,500)               (641)
                                                               -------------       -------------
                                                                (2,414,833)            (23,420)
                                                               -------------       -------------

INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING PERIOD        3,728,827            (352,697)
Cash and cash equivalents, beginning of period                       1,288             330,254
                                                               -------------       -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $3,730,115            $(22,443)
                                                               -------------       -------------
                                                               -------------       -------------



                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                          Page 4


CONSOLIDATED BALANCE SHEET, AS AT
(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)
                                              31 OCTOBER1996  31 January 1996
                                              --------------  ---------------
                                                 (unaudited)       (audited)
              ASSETS
Current Assets
  Cash and cash equivalents                        $3,730,115          $1,288
  Accounts receivable                                 217,152          64,001
  Inventory                                           981,176               0
  Prepaid expenses                                     66,229          19,760
                                                   -----------    ------------
                                                    4,994,672          85,049
Capital assets, net                                 1,979,864               0
Deferred charges, net                                 169,899         244,986
Goodwill                                              388,500               0
Other assets, net                                      21,515               0
                                                   -----------    ------------
                                                   $7,554,450        $330,035
                                                   -----------    ------------
                                                   -----------    ------------
          LIABILITIES
Accounts payable and accrued liabilities           $1,923,270        $507,208
Special Notes - SEE NOTE 5                          6,000,000               0
                                                   -----------    ------------
                                                    7,923,270         507,208
                                                   -----------    ------------
  SHAREHOLDERS' EQUITY / (DEFICIENCY) - SEE
     NOTE 6
Share capital and warrants                          1,799,876      26,016,484
Deficit                                             2,168,696      26,193,657
                                                   -----------    ------------
                                                     (368,820)       (177,173)
                                                   -----------    ------------
                                                   $7,554,450        $330,035
                                                   -----------    ------------
                                                   -----------    ------------

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                      NINE MONTH YEAR TO DATE
                                                     THREE MONTHS ENDED 31 OCTOBER    PERIOD ENDED 31 OCTOBER
                                                     -----------------------------    -----------------------
(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)
                                                           1996           1995           1996           1995
                                                           ----           ----           ----           ----
SALES                                                    $846,966     $1,128,357       $903,861     $4,875,665
Cost of Sales                                             483,881        646,750        507,803      2,240,713
                                                       ----------    -----------     ----------    -----------
GROSS PROFIT                                              363,085        481,607        396,058      2,634,952
EXPENSES
   Operating and administration                         1,684,176      2,260,455      2,988,350      6,066,134
   Amortization                                            15,310         37,274         53,572        162,116
                                                       ----------    -----------     ----------    -----------
(LOSS) FOR PERIOD                                      (1,336,401)    (1,816,122)    (2,645,864)    (3,593,298)
DEFICIT, BEGINNING OF PERIOD                           26,670,825     23,429,282     26,193,657     21,652,106
                                                       ----------    -----------     ----------    -----------
DEFICIT, BEFORE ADJUSTMENT BELOW                       28,007,226              -     28,839,521       -
   Stated capital reduction - SEE NOTE 6               26,670,825              -     26,670,825       -
                                                       ----------    -----------     ----------    -----------
DEFICIT, END OF PERIOD                                 $1,336,401    $25,245,404     $2,168,696    $25,245,404
                                                       ----------    -----------     ----------    -----------
                                                       ----------    -----------     ----------    -----------
EARNINGS PER SHARE                                         $(0.03)        $(0.05)        $(0.07)        $(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             40,183,072     34,694,521     39,859,323     34,694,521


                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                          Page 5


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: The Consolidated Financial Statements are for the nine month period ended 31 October 1996, pertaining to the current fiscal year ending 31 January 1997 ("Fiscal 1997"), and include the results of operations of Power Plus Corporation (the "Company"), formerly Battery One, Inc., and its two wholly-owned subsidiaries, Power Plus USA, Inc. and Power Plus Canada, Inc. (collectively, "Power Plus"). The comparative Consolidated Financial Statements are for the nine month period ended 31 October 1995, pertaining to the fiscal year ending 31 January 1996 ("Fiscal 1996"), and include the results of operations of Power Plus Corporation when formerly Battery One, Inc. and its then two wholly-owned subsidiaries, Battery One-Stop International Inc. and Batteries Etc., Inc. (the latter two being collectively, the "Former Subsidiaries"). (See Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein.)

NOTE 2: During Fiscal 1996, the Former Subsidiaries were assigned into bankruptcy. All of the Company's operations, which consisted of the sale of batteries and battery-related products to consumers through the Former Subsidiaries' retail stores in Canada and the US, were conducted through the Former Subsidiaries and all of its capital assets were owned by the Former Subsidiaries. Accordingly, at 31 January 1996 and during a part of the first quarter of Fiscal 1997, the Company had no ongoing operations nor operating assets.

         In response to the Company's circumstances, management developed a reorganization plan with the intent of re-commencing operations, including a financing plan and statutory Plan of Arrangement (collectively, the "Reorganization Plan"), which are now being implemented. Accordingly, the results of operations are presented on the basis that the Company has recommenced operations. (See Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein.)

NOTE 3: For the period ended 31 October 1996, the consolidated balance sheet as at 31 October 1996 and the consolidated statements of operations and changes in financial position for the three month period and year to date nine month period ended 31 October 1996 and 1995, in the opinion of management, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet as at 31 October 1996 and the consolidated statements of operations and changes in financial position for both the three months and year to date period ended 31 October 1996 and 1995 are unaudited. The consolidated balance sheet for Fiscal 1996 was audited and reported in the Company's Annual Report to Shareholders and the related annual SEC FORM 10-K report.

         The consolidated financial statements and notes are presented in accordance with the SEC's FORM 10-Q quarterly report filing requirements, and do not contain certain information included in the Company's annual consolidated financial statements and the notes thereto.

         Loss per share is based on the weighted average common shares outstanding for the period.

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                          Page 6


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- continued

NOTE 4: On 1 March 1996, the Company completed a Special Warrant private placement equity financing, in accordance with the Reorganization Plan, comprised of up to 45 million Special Warrants representing $4.5 million. Initially, 38.5 million Special Warrants were subscribed, representing gross proceeds of $3.85 million. Of this amount, $1.1 million had been previously received in the third quarter of Fiscal 1996, and the balance of $2.75 million was received in cash. The remaining Special Warrants representing 6.5 million units and additional capital of $650,000 were fully subscribed by the end of September 1996. (See Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein.)

NOTE 5: Effective 31 July 1996, the Company completed a Special Notes 5-year 10% convertible fixed and floating charge debentures private placement debt financing for $6 million, in accordance with the Reorganization Plan, which was fully subscribed by the end of September 1996. The Special Notes are convertible into post-consolidation common shares of the Company, at $3.00 per share, representing potential future dilution of up to 2 million post-consolidation common shares. (See
         Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein.)

NOTE 6: In accordance with the Reorganization Plan, the shareholder approval received at the Annual Meeting on 24 July 1996 and pursuant to the related court approval to the Plan of Arrangement received 25 July 1996, the Company reduced both the stated capital amount for the common shares of the Company and the accumulated deficit in earnings by $26,670,825. Management is of the opinion that, after making the adjustment, the balance sheet better represents the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company as it proceeds to implement its 5-year business plan. (See
         Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein.)

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                          Page 7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

By the last quarter of Fiscal 1996 (the year ended 31 January 1996), it had become apparent to management that on the basis of the Company's share capitalization, and considering the continued unprofitability of Batteries Etc., Inc. ("Etc.") (the wholly-owned subsidiary of the Company which formerly operated the business in the US), notwithstanding its best efforts, the Company regrettably was not able to complete the financing of its turnaround program on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management, which were subsidized by Battery One-Stop International Inc. ("BOSI") (the wholly-owned subsidiary of the Company which formerly operated the business in Canada), to its serious detriment. (Etc. and BOSI are referred to collectively as the "Former Subsidiaries".)

In December, 1995 BOSI made a voluntary assignment into bankruptcy pursuant to the CANADIAN BANKRUPTCY AND INSOLVENCY ACT. In December 1995, Etc. made a voluntary petition seeking protection under Chapter 11 of the US BANKRUPTCY CODE, which in January 1996 was then converted to a Chapter 7 filing. The Company is the largest creditor of the Former Subsidiaries.

The Company is not directly nor indirectly liable for any debt or liability of the Former Subsidiaries and has no outstanding guarantees or undertakings with respect to any third party claim against the Former Subsidiaries.

All of the Company's operations, which consisted of the sale of batteries and battery-related products to consumers via Company-owned retail stores in Canada and the US, were conducted through the Former Subsidiaries and all of its capital assets were owned by the Former Subsidiaries. Accordingly, at 31 January 1996 the Company had no ongoing operations nor operating assets.

The Consolidated Statements of Operations included with these materials reflect that during the first two quarters of Fiscal 1997 the Company acquired assets, operated one store in Canada for most of this six month period, and opened its first US store in Pittsburgh Airport AirMall, in late-July 1996. During the third quarter of Fiscal 1997, Power Plus opened a number of locations and acquired a chain of 13 retail locations in Florida, bringing the current number of locations opened in total to 32. As discussed in more detail below, the Company expects to have 53 stores open by Christmas and a total of 59 open by the end of the Fiscal Year.

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

The Reorganization Plan and the related Plan of Arrangement proposed by new management were approved by the Company's shareholders at the annual and special meeting held on 24 July 1996.

Among other matters, shareholders approved as part of the Reorganization Plan, the Company's proposal to: change its name; reduce its stated capital by all or virtually all of the accumulated deficit; and, reorganize and consolidate its capitalization on the basis of twenty (20) pre-consolidation shares for one (1) post-consolidation share and an exchange right, that is to 2,238,281 post-consolidation shares from the existing 44,765,613 pre-consolidation shares.

Final court and regulatory approval as required was obtained, and the reorganization and consolidation (20:1 reverse-split) occurred effective 1 November 1996.

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                          Page 8


The Company is now implementing its 5-year Business Plan -- PLAN 2000 -- designed to make POWERFUL STUFF a category leader in its markets.

POWER PLUS, in implementing its PLAN 2000, is selling through Company-owned POWERFUL STUFF stores expected to be all across North America, wireless communication products and services (beepers/pagers, cellular phones, Personal Communication Systems ("PCS") and related service contracts), together with batteries and battery-powered products (portable electronics, watches, accessories, etc.), the latter being the foundation of the business in the past. PLAN 2000 anticipates growth to over 1000 stores and over $500 million (US$370 million) in sales over a 5-year period and provides the architecture for developing a branded distribution and communications network. With offices now in both Florida (operating) and Toronto (corporate and operating), the Company expects approximately 85% of its POWERFUL STUFF stores to be in the US.

As of 30 November 1996, the Company has 24 locations open in the US and 8 in Canada, totaling 32. The Company expects to open another 21 locations before Christmas and thereby have a total of 53 locations open during the peak Christmas selling season. By fiscal year end, the Company expects to have opened 41 locations in the US and 18 in Canada for an aggregate of 59 locations, against PLAN 2000's target of 40.

-   PLAN 2000 - OVERVIEW

POWERFUL STUFF is a new business opportunity the Company has launched -- a restructuring, refinancing and repositioning of Battery One, Inc., renamed POWER PLUS CORPORATION effective 31 July 1996.

POWERFUL STUFF is a branded retail marketing and distribution network for wireless communications products and services, plus batteries and related products and services -- portable energy -- the latest in hand-held electronic communications, entertainment, business and lifestyle products with the batteries to power them. POWERFUL STUFF is the specialty retail business of POWER PLUS.

To launch this new business opportunity, the former Battery One, Inc., a publicly traded Canadian company listed on The Alberta Stock Exchange (Symbol:
PPC; formerly BTB) and on NASDAQ's OTC Bulletin Board (Symbol: PPCO; formerly
BATT), has been reorganized during 1996 as POWER PLUS CORPORATION. The Company's Reorganization Plan incorporates a related $42 million Financing Plan over 3 years providing the capital needed to rapidly increase the number of POWERFUL STUFF stores to a critical mass to quickly achive economies of scale and operating efficiencies.

An initial Special Warrants private placement equity offering, representing up to a maximum of $4.5 million, raised $2.8 million in net new capital through its first closings in March and April 1996. The remaining equity units representing $650,000 were fully subscribed by the end of September 1996, completing this financing.

A Special Notes 5-year 10% convertible secured debentures private placement debt offering, representing up to a maximum of $6.0 million, raised $3.05 million through its initial closing in July 1996. The remaining Special Notes, representing $2.95 million, were fully subscribed by the end of September 1996, completing this financing.

The comprehensive 3-year Financing Plan supporting PLAN 2000 has been structured as follows:

- March to September 1996 - $4.5 million Special Warrants private placement equity offering completed and fully subscribed;

- July to September 1996 - $6.0 million Special Notes 5-year 10% convertible secured debentures private placement debt offering completed and fully subscribed;

-   January 1997- $5.0 million rights offering;

-   April 1997 - $12.5 million rights offering; and,

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                          Page 9


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

-   Putting new management in place; and,

-   Launching the Company's retail chains and distribution channels.

POWER PLUS has combined two merchandising segments -- wireless communication products and services, PLUS batteries, battery-powered products and services -- into a single retail store - POWERFUL STUFF. The pagers (beepers) and accessories generate higher average per transaction revenues, earn strong secondary margins through air-time and activation sales, and generate recurring revenues from customer subscriber fees and renewals. The complementary battery segment of the business contributes revenues and incremental margins necessary to grow POWERFUL STUFF stores to the point where a customer base is built and recurring sales are produced by paging and cellular services. In addition, the battery business provides particularly high margins from specialty batteries and installation services, plus strong positioning for the sale of innovative battery-powered products.

POWER PLUS CANADA

On 8 March 1996, the Company closed a purchase transaction with the Trustee responsible for the realization of the assets BOSI whereby it acquired the inventory, furniture and equipment, kiosks, and certain lease entitlements and proprietary interests of its former Canadian subsidiary.

The Canadian POWERFUL STUFF chain relaunched in July 1996 through its wholly-owned Canadian subsidiary POWER PLUS CANADA, INC., with a location in Toronto's Square One Mall. Since then 7 new locations have been opened in Ontario. Additional locations are currently being negotiated with major landlords (i.e., Cadillac Fairview, Cambridge and Markborough). The immediate expansion thrust is expected to be concentrated primarily in Ontario, with a total of 18 locations planned by year end. Several store locations in British Columbia, Alberta, and Manitoba are under consideration for 1997's expansion base. Business options for further expansion into Quebec, Saskatchewan and the Eastern Provinces are anticipated to be considered once the business has been firmly established in the Canadian Provinces initially targeted.

POWER PLUS USA

On 17 May 1996, POWER PLUS USA, INC., the Company's wholly-owned US subsidiary, acquired the strategic Pittsburgh Airport AirMall location lease, formerly held by Etc., upon approval of the Western District of New York Bankruptcy Court. The US POWERFUL STUFF chain launched in July, commencing in the Northeast US (Pittsburgh) and Southeast US markets (Florida, Georgia, Mississippi, North Carolina and Tennessee), based upon two acquisitions providing the foundation for this launch:

- the acquisition of the former US operating subsidiary's Pittsburgh Airport AirMall location; and,

-   the acquisition of 13 retail locations in Florida in September.

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                         Page 10


    THE NORTHEAST US MARKET

The US operations commenced with the opening of the Pittsburgh Airport AirMall store, ideally situated in the largest airport shopping center in North America. This provides POWERFUL STUFF with a flagship store in one of the premier US transportation centers and the foundation for expansion in this market. Three new locations opened during the Third Quarter in the Pittsburgh area and one or two more are planned for 1997.

    THE SOUTHEAST US MARKET

The Southeast expansion is a blend of new POWERFUL STUFF stores being opened, combined with the 13 retail locations acquired in Florida.

On 17 June 1996, POWER PLUS USA, INC. agreed to purchase the assets and business of PORTRONICS, a specialty US retailer, from CONSUMER ELECTRONICS SPECIALTY STORES, INC. ("CESS"), located in Sarasota, Florida. The acquisition, which closed effective 1 September 1996, includes 10 leased stores in Florida, inventories, two rented warehouse/retail facilities and pager repair facilities, one office/retail location and CESS's proprietary interests. This strategic acquisition made the operations and assets of Portronics an integral part of the Company. The 13 Portronics retail locations are expected to generate more than US$3.5 million in annual revenues for the Company from the sale of pagers - or BEEPERS as they have more commonly become known - cellular telephones plus related paging and cellular services, and other wireless communication products.

In the Southeast there are currently 22 stores open, including the acquired Portronics stores, with another 15 opening by year end. The Southeast market has expanded to include new locations in Georgia, North Carolina, Alabama, Tennessee and Mississippi.

An integral component of the assets purchased from CESS included over 20,000 existing pager customers under contract and the related future rebilling revenue, thus positioning the Company strategically into the wireless rebilling business -- the Wireless Division. POWERFUL STUFF expects to become a leader in the retail sales and service of paging and other wireless services by establishing its POWERFUL CONNECTIONS Wireless Division as a reseller business in both the US and Canada.

While the reseller distribution channel is established in the US, it is brand new to Canada. Cantel and Bell Mobility do not currently have resellers; they sell direct and use agents and retailers. The major new entrants to the paging business in Canada, PageMart and PageNet, are both in the process of setting up reseller programs in Canada based on the models used by their parent companies in the US (major carriers for Portronics). Anticipated changes in CRTC regulations are expected to open the wireless market to resellers in Canada in the future.

The distribution chain for paging and cellular services starts with the carriers or air-time providers that own regional and national networks. Telephone companies control some air-time providers and often partner with the leading independents to offer expanded coverage and service. Most paging carriers have large direct sales forces selling primarily to businesses, but they rely on indirect retail channels and resellers for small business and consumer sales.

Resellers buy wireless services from carriers at deep discounts with agreements to provide high volumes of new customers through their own distribution. The reseller's major advantage (and costs) are in marketing to and servicing the customer. Resellers, by being a party to the customer contract, create an ongoing relationship. The reseller sends its own bills to customers, collects the payments, provides customer service and pays the carriers. To the customers, the reseller is the phone or paging company. Over the long-term, a reseller generally has greater profit potential than a sales agent or general retailer who simply receive a one-time activation fee from the carrier.

For paging services, the monthly service bill is usually fixed and relatively low. With up-front and properly timed payment schedules for customers, there is usually limited or no risk for carrying

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                         Page 11


receivables for the reseller. A typical paging customer might remain active for an average of 2 years, producing lifetime revenues of $150 to $175 against $24 in airtime cost.

Cellular reselling is similar to that of paging reselling, although different carriers are usually involved. There is, however, a major difference. Common to most cellular customers, the revenue is variable, usually paid after the fact thereby creating an accounts receivable ranging from $60 to $100 per customer. The carrier may also require a deposit for new customers. Therefore, in addition to the cost of funding marketing/sales efforts, the reseller must be able to finance, manage and collect receivables. Once the customer is on the books, the cellular reseller should be able to earn $10 to $15 per month for each active customer. Satisfied cellular customers typically remain active with a carrier for 5 years or more.

The reseller-retailer has the advantage of being able to combine equipment sales with service sales to maximize company margins where the retail margin on the equipment alone is limited. However, the cellular reseller does not have to rely totally on new, first-time buyers. With approximately 40 million cellular customers in the US, the Company aims to capitalize on the significant opportunity available by obtaining customers owning their own equipment to switch to a new wireless service provider. Providing easy access to high quality service at low rates is critical to switching and keeping these customers.

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

The Wireless Division is expected to increase store revenues and provide a competitive advantage in the cellular arena. The arrangement complements the paging reseller program being implemented, pending the purchase of Portronics. POWER PLUS and C-Con are already working together to offer cellular services through Portronics' Florida stores where paging (beeping) and cellular products are a synergistic fit, along with the specialty batteries and battery-powered products offered in POWERFUL STUFF stores.

C-Con resells cellular services provided by the GTE network in the Tampa/Sarasota area and its contract with GTE covers additional geographic areas throughout the US where GTE offers cellular services. POWERFUL STUFF stores is expected to be the primary retail outlets in C-Con's markets, with POWER PLUS providing the marketing for the Cell Connection JV, while C-Con provides back office operations and customer billing. C-Con Chairman Bill Healey and President Peter Lazzari are expected to actively participate in the management of the Cell Connection JV.

Under the proposed terms of the Cell Connection JV, secured financing of up to $750,000 is to be provided by POWER PLUS to the Cell Connection JV for customer marketing and working capital, as well as up to $250,000 to C-Con directly to accelerate its internal expansion of service capabilities and market coverage. POWER PLUS also has the option to purchase up to 20% of the equity of C-Con for nominal consideration upon satisfaction of certain defined conditions.

Subject to finalizing a definitive joint venture agreement, and due diligence, financing, and regulatory approval, the Cell Connection JV would be expected to begin operations during the first half of next year.

RESULTS OF OPERATIONS

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                         Page 12


As reported above, at 31 January 1996 the Company had no ongoing operations nor operating assets.

The Consolidated Statements of Operations included in this material reflect that during the first two quarters of Fiscal 1997 the Company acquired assets, operated one store in Canada for most of the first six month period and opened its first US store in late-July 1996 (compared to a total of approximately 40 stores in Canada and the US last year at this time) and recently acquired 13 more locations effective 1 September 1996 and added 17 other locations otherwise during the Third Quarter. For this reason, the historical financial statements for the prior period included in this report have little relevance to the Company's operations at present.

The following table sets forth certain items reflected in the Company's consolidated statement of operations expressed as percentages of sales:


                                  EXPRESSED AS A PERCENTAGE OF SALES
                                  ----------------------------------
                                    (all periods ending 31 October)
                                    THREE MONTHS        NINE MONTHS
                                    ------------        -----------
                                  1996       1995     1996       1995
                                  ----       ----     ----       ----

Cost of sales                     57.1%      57.3%    56.2%      46.0%
Operating and administration       N/A      200.3%     N/A      124.4%
Amortization                       N/A        3.3%     N/A        3.3%

Cost of sales as a percentage of total sales for the period reported as herein, was 57.1% reflecting that management was able to maintain comparable costs of merchandise, as a percentage of total sales, compared to the same period last year.

Operating and administration expenses incurred this year are not comparable to Fiscal 1996, principally because, pursuant to the bankruptcies of the Former Subsidiaries, the Company was initially focused on reorganizing, restructuring and planning for the future. Fiscal 1996 expenses were more in the normal course of operating a retail chain. In the long-term, the Company's administration is expected to be structured so that a number of new stores can be added without a significant increase in administrative overhead, thus trading on the overhead leverage. This means profits from new locations can to a greater extent flow to the bottom-line.

The amount of amortization for the period declined in comparison to the corresponding periods ending in Fiscal 1996 because the Company had fewer assets. It is noteworthy that for the nine months to date in Fiscal 1997, amortization mostly results from amounts amortized for capitalized deferred charges and other assets.

LIQUIDITY AND CAPITAL RESOURCES

See Notes 4 & 5 of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) included with these materials.

Subsequent to the period being reported on herein, effective 1 November 1996, and in accordance with shareholder, court and regulatory approval of the Reorganization Plan, the Company's 44,765,613 issued and outstanding common shares were reorganized and consolidated on the basis of one new common share and one Exchange Right for each twenty old common shares. Each Exchange Right entitles the holder to purchase up to three additional post-consolidation common shares of the Company as follows:

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                         Page 13


      i.) Each Exchange Right shall entitle the holder to purchase, for $2.00, one post-consolidation common share and one Class "A" share purchase warrant, representing potential future dilution of up to 2,238,281 common shares upon the exercise of the Exchange Rights, and up to $4,476,562 in new capital to the Company. The Exchange Rights expire on 31 January 1997 and the Class "A" warrants expire on 30 April 1997.

     ii.) Each Class "A" share purchase warrant shall entitle the holder to purchase until 30 April 1997, for $2.50, one post-consolidation common share and one Class "AA" share purchase warrant, representing potential future dilution of up to 2,238,281 common shares upon the exercise of the Class "A" warrants, and up to $5,595,702 in new capital to the Company. The Class "AA" warrants expire on 1 March 1998.

    iii.) Each Class "AA" share purchase warrant shall entitle the holder to purchase until 1 March 1998, for $3.00, one post-consolidation common share, representing potential future dilution of up to 2,238,281 common shares, and up to $6,714,843 in new capital to the Company.

At the effective date of consolidation on 1 November 1996, there were 44,765,613 pre-consolidation common shares issued and outstanding. Post-consolidation, this resulted in 2,238,281 common shares issued and outstanding and 2,238,281 Exchange Rights, as well as 2,250,000 Special Warrants. There is no change to the stated capital amount for the common shares resulting from this reorganization and consolidation of the Company's capitalization.

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                         Page 14

Subject to the successful implementation of the Company's Reorganization Plan and the completion of the related Financing Plan, the Company's proposed re-capitalization structure, exclusive of allowable management incentive options reserves, would then be estimated as follows:




     ($  AMOUNTS ARE EXPRESSED IN CANADIAN MILLIONS)                   POST-CONSOLIDATION
                                                            ---------------------------------------
                                                                              CAPITAL
                                                            SHARES            RAISED    EST. TIMING
                                                            ------            -------   -----------
  i  CONSOLIDATING CURRENT SHARE CAPITALIZATION
     (from 44,765,613 shares):
   a.)   20:1 post-consolidation number of shares           2,238,281           $0.0
   b.)   20:1 consolidation of  Exchange Right Units:
       i)  Exchange Rights Units  shares at $2.00           2,238,281           $4.0     Jan. 1997
      ii)  Class A Warrants to purchase shares at $2.50     2,238,281           $6.0     Apr. 1997
     iii)  Class AA Warrants to purchase shares at $3.00    2,238,281           $7.0     Mar. 1998
      iv)  Agent's Option shares at $2.00                     225,000           $1.0     Dec. 1996
       v)  Agent's Option Class A Warrants to purchase
             shares at $2.50                                  225,000           $1.0     Mar. 1997
      vi)  Agent's Option Class B Warrants to purchase
             shares at $3.00                                  225,000           $1.0     Mar. 1998
 ii  CONSOLIDATING SPECIAL WARRANT PRIVATE PLACEMENT
     FINANCING
     (from 45 million pre-consolidation units and assuming
     maximum offering):
   a.)   20:1 post-consolidation Special Warrant shares
          net new capital, at $2.00                         2,250,000           $3.4(1)  Mar. 1996
   b.)   20:1 Class B Warrants to purchase shares at $2.50  2,250,000           $6.0     Apr. 1997
   c.)   20:1 Class BB Warrants to purchase shares at
          $3.00                                             2,250,000           $7.0     Mar. 1998
   d.)   20:1 Penalty Special Warrants to purchase
          shares at zero cost                                 225,000           $0.0     Jan. 1997
   e.)   20:1 Class B Penalty Warrants to purchase
          shares at $2.50                                     225,000           $1.0     Apr. 1997
   f).   20:1 Class BB Penalty Warrants to purchase
          shares at $3.00                                     225,000           $0.8     Mar. 1998
iii  CONVERTIBLE SPECIAL NOTES:
        $6 million Debentures convertible into post-
        consolidation shares at $2.50 per share             2,400,000           $6.0     1996/1999
                                                            ----------------------------
 iv  POST-CONSOLIDATION REORGANIZATION PLAN
        Number of Shares, fully diluted (2)                19,453,124
                                                           ----------
                                                           ----------
  v     POST-CONSOLIDATION REORGANIZATION PLAN
        Capital Availability assuming full dilution                            $42.7
                                                                               -----
                                                                               -----


    (1) This amount represents $4.5 million gross proceeds minus $1.1 million received in Fiscal 1996.

    (2) This amount does not include allowable management incentive options reserves.

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                         Page 15


                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         See Part I, Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS with regard to the current status of the Plan of Arrangement.

ITEM 2.  CHANGES IN SECURITIES.

         See Part I, Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS with regard to the consolidation of the Registrant's stock.

         During the quarter ended 31 October 1996, the Registrant completed it private placement of Special Notes and Special Warrants.

         As to the Special Notes, the Registrant had an initial closing of $3.05 million in July 1996. The remaining $2.95 million were closed before the end of September 1996. The Special Notes are comprised of 10% convertible fixed and floating charge secured notes. Each $1,000 principal amount of Special Notes may be converted into an equivalent principal amount of 5-year 10% convertible fixed and floating secured debentures. Such debentures may be converted into Common Shares for $2.50 per share (post-consolidation) at any time by the holders and by the Registrant after three years if the Common Shares have traded at a weighted average price of $4.00 per share (post-conversion) during the 10 trading days prior to the compelled conversion.

         As to the Special Warrants, the Registrant had closing in March and April 1996 for $2.8 million. At the end of September 1996, the Registrant closed on $650,000. Each Special Warrant was sold at a price of $2.00 (post-consolidation) per Special Warrant. Each Special Warrant is exchangeable into one exercisable at $2.50 (post-consolidation) to purchase on Common Share and one Class BB common share purchase warrant. Each Class BB Warrant is exercisable at $3.00 (post-conversion) to purchase on Common Share.

         C.M. Oliver & Company Limited (the "Fiscal Agent") acted as agent for the Registrant in connection with the placements of the Special Notes and Special Warrants and received a placement commission equal to 8% of the gross proceeds plus prescribed warrants from the sale of the securities. The securities were sold primarily in Canada to ACCREDITED INVESTORS. A few sales were made to US investors. (See below)

         Sales of the securities in the US were made in reliance upon the exemption form registration contained in Section 4(2) of the SECURITIES ACT OF 1933, as amended. The offering was limited only to ACCREDITED INVESTORS known to the Fiscal Agent. The closing in September 1996 involved sales of the Special Notes to six purchasers (two of which were US residents) and sales of the Special Warrants to four purchasers (one of which was a US resident). All of the US purchasers were insurance companies.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

          i.)  Exhibits
                  Exhibit 27  --  Financial data schedule

         ii.)  Reports on Form 8-K

                  None

                                                                       FORM 10-Q
                                                                   Third Quarter
                                                            Fiscal Year End 1997
                                                                         Page 16


                                      SIGNATURE

Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       POWER PLUS CORPORATION

Date: 1 December 1996
                                       -----------------------
                                       R. Bruce Freeman
                                       Vice Chairman and Chief Financial
                                       Officer
                                       (Duly authorized officer of the
                                       Registrant and its chief financial
                                       officer)