Form 10-K
period 1997-01-31
POWER PLUS CORP
filed 1997-08-15
CIK 853444

                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended 31 JANUARY 1997 ("FISCAL 1997")

          Commission file number   0-18163   EDGAR Filing Number      000-18163
          CUSIP number           738908102   SEDAR Project Number      00004997

                         POWER PLUS CORPORATION

         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
         (the "REGISTRANT", or the "COMPANY", or "POWER PLUS")


   ---------------------------------------------------------------------------
  | PROVINCE OF ALBERTA, CANADA                                    52-1976897 |
  | (JURISDICTION OF INCORPORATION)      (IRS EMPLOYER IDENTIFICATION NUMBER) |
  |                                                                           |
  | 7850 WOODBINE AVENUE, SUITE 201,                                          |
  | MARKHAM, ONTARIO, CANADA                                          L3R 0B9 |
  | (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP/POSTAL CODE) |
  |                                                                           |
  | 905-479-5683                                                              |
  | 800-769-3733 (800-POWERED)                                   905-479-8911 |
  | (TELEPHONE NUMBERS)                                          (FAX NUMBER) |
   ---------------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

            Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (TITLE OF CLASS)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  / /    No  /X/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.     Yes  / /     No  /X/

As of 18 July 1997, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $11,341,095 based upon the closing price of the shares on The Alberta Stock Exchange of $1.50 per share. As of such date, 7,620,730 common shares (the "Common Shares") of the Registrant's Common Stock were outstanding. (Please refer to ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS concerning the reorganization and consolidation of the Company's stock on the basis of 20 to 1.)

                DOCUMENTS INCORPORATED BY REFERENCE
None.

                                                                    FORM 10-K
                                                         Fiscal Year End 1997
                                                                       Page 2


                        BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in Canadian dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

                           EXCHANGE RATES

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 18 July 1997 was C$1 = US$1.37. For additional information on exchange rates see ITEM 6 -- SELECTED FINANCIAL DATA - EXCHANGE RATES.


                               PART I

ITEM 1 --      BUSINESS

A.   GENERAL DEVELOPMENT OF BUSINESS
1.   TODAY
     On 31 July 1996, the Company changed its name to Power Plus Corporation, signifying a new beginning and the launch of POWERFUL STUFF, a unique specialty niche retailing concept focused on wireless communication products and services (beepers/pagers, cellular phones, Personal Communications Systems (PCS) and related service contracts) together with portable electronics (the latest in hand-held electronic communications, entertainment, business and lifestyle products). This bold move represents a broad departure from the Company's past.

     As of 18 July 1997, the active companies in the Power Plus
     Group include: Power Plus Corporation, Power Plus USA, Inc.,
     Power Plus Canada, Inc. and First Olympia Holdings, Inc.
     (collectively "Power Plus" or the "Company").


                       [Corporate Organization Chart]

2.  REORGANIZING, RESTRUCTURING, REFINANCING AND REBUILDING
    On 1 February 1996, the Company announced its Reorganization Plan which was disclosed in detail in the former FORM 10-K registration statement for Fiscal 1996 dated 19 June 1996.

    In overview, the Reorganization Plan is subdivided into two parts: PLAN 2000, the Company's 5-year business plan prescribing how the Company proposes to build its business to in excess of 1000 stores by the end of the Year 2000; and, the Financing Plan which sets out the manner in which the Company proposes to provide a total of $49.1 million over the initial 3 years of PLAN 2000 to finance its requirements -- $33.7 million of which remains over the next 2 years.

    The Reorganization Plan and the related Plan of Arrangement proposed by new management received shareholder, regulatory and court approval in July 1996. Among other matters, the Company's proposal included:

         -  Changing the Company's name to POWER PLUS
            CORPORATION.

         - Reorganizing and consolidating the outstanding share capital, requiring a reverse-split on the basis of every twenty shares before consolidation being reorganized and consolidated into one consolidated share plus an exchange right.

         -  Funding the Company's Reorganization Plan and
            PLAN 2000 by implementing its Financing Plan.

         - Consolidating corporate headquarters into offices in Toronto, Canada.

         - Establishing new retail operations in the US and Canada.

         -  Putting new management in place.

    PLAN 2000 is the blueprint providing the foundation for the Company's launch of POWERFUL STUFF in late Fiscal 1997.
    The POWERFUL STUFF specialty retail chain is conceived to be a branded North American distribution channel focused on PORTABLE LIFESTYLE COMMUNICATIONS, WEARABLE FASHION ELECTRONICS and PALM-TOP BUSINESS TECHNOLOGY -- to meet the expanding demand for wireless communication products and services plus portable electronics. Power Plus has combined these distinct merchandising segments into a single retail store -- POWERFUL STUFF! The pagers/beepers and cell phones featured at POWERFUL STUFF stores are a source of significant per transaction revenue, contributing additional strong secondary margins through accessory and airtime sales plus activation fees, and generating recurring revenues from customer airtime and renewals. The fashion electronics and palm-top business technology segments of the business, plus accessories and batteries, also contribute complementary revenues.

    PLAN 2000 envisions a 5-year expansion program to over 1000 stores by rolling out new stores in a district cluster marketing approach throughout seven geographic North
    American regions -- the Southeast, Mid-Atlantic, Northeast,
    North Central, Northwest, Southwest and South Central regions. The Company is currently in the second year of implementing PLAN 2000. At the end of Fiscal 1997, the Company operated 51 retail stores under the trade name
    POWERFUL STUFF, this marking the conclusion of the first year of PLAN 2000. With its Corporate Office now established in Toronto and its North American Operations
    Office in Sarasota, the Company expects approximately 85% of its POWERFUL STUFF stores to be in the US. As of 18 July 1997, the Company has 36 locations open in the US and 19 in Canada, totaling 55. The stores, operating from leased premises ranging from 150 to 700 square feet and averaging 300 square feet, are located in major enclosed shopping malls in the US and Canada.

    The Company's Reorganization Plan incorporates a related $49.1 million Financing Plan over the first 3 years of PLAN 2000, providing the framework for the capital projected to be required to rapidly increase the number of POWERFUL STUFF stores to the level of critical mass necessary to expeditiously achieve economies of scale and operating efficiencies. During the first year of PLAN 2000, the Company received $15.4 million in proceeds from the Financing Plan. (See ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
    OF OPERATIONS for a discussion of the Financing Plan and ITEM 7 -
    Section C (4) SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL.) Long-term debt and new equity capital are the sources of funding for both future growth and the operating losses incurred during this expansion stage. While the Company has made and will make every effort to raise the capital provided for under the Financing Plan, differences in timing and the amounts of proceeds actually received will impact the pace of the future rollout, and no assurances can be given the financing will be completed as planned. Management, projecting that the Company must expand to the 125 store level before it will attain profitable operations, anticipates reaching critical mass by the end of calendar 1997 based upon the funding being received as planned.

    POWERFUL STUFF'S Canadian division launched in July 1996 in the Northeast Region with its first store in Toronto. Since then, 18 new locations have been opened in Ontario and a number of additional locations are currently under negotiation. This division's immediate expansion thrust is expected to be concentrated primarily in Ontario. Several store locations in British Columbia and Alberta, in the Northwest Region, are under consideration for 1997's expansion. Business options for further expansion into other provinces will be considered once the business has been firmly established in the initial targeted markets. (See ITEM 1 - Section C LOCATION, DESIGN AND CONSTRUCTION OF STORES, below, for more information of the approach to store rollout and definition of the Regions.)

    POWER PLUS USA, INC. also launched in July 1996 commencing in the Northeast Region (Pittsburgh - a total of four locations by year end), and following in the Southeast Region (Florida, Georgia, Mississippi, North Carolina and Tennessee). The Southeast expansion is a blend of new POWERFUL STUFF stores being opened, combined with 13 retail locations acquired in Florida in September.

    Effective 1 September 1996, Power Plus launched its wireless airtime rebilling business -- its POWERFUL CONNECTIONS division -- with the purchase of over 20,000 existing pager customers under contract and the entitlement to the related future wireless (pager/beeper airtime) rebilling revenue, plus the 13 above-referenced Florida retail locations. These were purchased from CONSUMER ELECTRONICS SPECIALTY STORES, INC. ("CESS"), located in Sarasota, Florida (see ITEM 7(B) - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, The Southeast Region). POWERFUL STUFF, in implementing PLAN 2000, expects to become significant in the retail sales of pager and other wireless hardware, accessories and related services, by firmly establishing POWERFUL CONNECTIONS as a reseller business in both the US and Canada.

3.  BACKGROUND AND HISTORY
    Power Plus Corporation was incorporated under the BUSINESS CORPORATIONS ACT, ALBERTA, Canada, on 15 December 1986 under the name "Caio Capital Company." However, prior to the 1 May 1988 acquisition of all of the issued and outstanding shares of Battery One-Stop International Inc., a company incorporated under the BUSINESS CORPORATIONS ACT, CANADA on 6 March 1985 ("BOSI"), the Company had not conducted any significant operations. In connection with its acquisition of BOSI, the Company changed its name to "Battery One-Stop Inc." and continued to develop the specialty retail business, begun by BOSI, of marketing and selling batteries and certain battery-powered products in Canada and the United States. On 8 November 1994 the Company changed its name to Battery One, Inc.

    In November 1992, the Company formed two new US wholly-owned subsidiaries, First Olympia Holdings Inc., a US limited liability company which has been inactive in the business since incorporation and Batteries Etc., Inc. ("Etc."). Effective 25 November 1992, Etc. purchased from One-Stop Battery, Inc., an unrelated privately-held company, certain of its assets including inventory, kiosks, fixtures and related equipment and office furnishings through these subsidiaries. The acquisition included 40 operating locations in the United States and the leases therefor.

    The Company's former business was primarily the retail sales of over 400 types of dry cell batteries, including common and specialized cells, plus battery-powered and battery-related products through Company-owned stores. The Company's products were sold principally from kiosks or inline stores situated in high traffic areas of major shopping centers and transportation hubs. During most of Fiscal 1996, the Company operated 18 retail locations in Canada and 33 locations in the United States.

    By the last quarter of Fiscal 1996 (the year ended 31 January 1996), it had become apparent to then management that on the basis of the Company's share capitalization, and considering the continued non-profitability of Etc. which formerly operated the business in the US, notwithstanding its best efforts, the Company was not able to complete the financing of its turnaround program on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management. In fact, during this period Etc.'s cash flow was subsidized by BOSI which formerly operated the business in Canada, to BOSI's serious detriment. (Etc. and BOSI are referred to collectively as the "Former Subsidiaries".)

    In December 1995, BOSI made a voluntary assignment into bankruptcy pursuant to the CANADIAN BANKRUPTCY AND INSOLVENCY ACT. In December 1995, Etc. made a voluntary petition seeking protection under Chapter 11 of the US BANKRUPTCY CODE, which in January 1996 was then converted to a Chapter 7 filing. The Company is the largest creditor of the Former Subsidiaries but does not expect to receive any recovery of substance upon the winding up of these bankruptcies expected during Fiscal 1998. (See ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.)

    All of the Company's then operations were conducted through the Former Subsidiaries and all of its capital assets were owned by the Former Subsidiaries. Accordingly, at 31 January 1996 the Company had no ongoing retail operations.

    Power Plus Corporation, however, as the parent company, maintained continuous operations and remained in good standing. The Company continued its ongoing statutory reporting requirements, making all the required disclosures to shareholders, raising new capital for the purpose of restructuring and reorganizing its operations, and trimming its overhead, leaving a committed executive management team dedicated to turning the business around.

B.  PRINCIPAL PRODUCTS AND SERVICES

1.  THE WIRELESS COMMUNICATIONS -- PAGERS, CELLULAR TELEPHONES AND
    AIRTIME REBILLING
    While the reseller distribution channel is an established concept in the US, it is a new concept for Canada. The distribution chain for paging and cellular services starts with the carriers or airtime providers that own regional and national networks. Telephone companies control some airtime providers and often partner with the leading independents to offer expanded coverage and service. Most paging carriers have large direct sales forces selling primarily to businesses, but they rely on indirect retail channels and resellers for small business and consumer sales.

    A reseller buys wireless services from carriers at discounts and then packages these services, sells and bills them to its own customers, collects the payments and provides customer service. To the customers, the RESELLER IS the paging or cellular company. Resellers aim to create long-term customer relationships.

    For paging services, the monthly service bill is usually fixed, and priced competitively to the local market (which is usually defined by technology, by the radio frequency of the pager). With up-front and properly timed payment schedules for pagers customers, there is limited risk for carrying receivables for the reseller.

    Cellular airtime reselling is similar to that of paging reselling although there is a major difference because it is both rate and usage (including particular time of usage) sensitive. As each person uses a phone differently, the monthly per customer revenue is variable, ranging from 4 to 10 TIMES more than that of a pager customer. So, in addition to the cost of funding marketing and sales efforts, the cellular airtime reseller must be able to finance, manage and collect receivables. Satisfied cellular customers typically remain active with a carrier for 5 years or more.

    A reseller that is also a retailer has the advantage of being able to combine equipment sales with service sales to maximize company margins where the retail margin on the equipment alone is limited. Providing easy access to high quality service at low rates is critical to switching customers from other carriers and then keeping them.

    i.  BEEPERS / PAGERS

        a.)  Equipment
             The beeper department is a new merchandise category in POWERFUL STUFF stores. Depending on the store location, the sale of pagers, accessories and the attendant service packages, is expected to account for between 30% to 80% of stores sales. Merchandise margin on equipment is highly competitive and something of a loss-leader, whereas the margins made on activation fees and recurring paging service and renewals are higher. High margin fashion sensitive paging accessories are included with most purchases, then continually purchased, to modify and personalize a pager.

             Pagers are typically sold near cost. (Selling, giving away or leasing pagers at cost, in extreme situations, can be a requirement for selling the service. This marketing ploy is analogous to giving away razors in order to sell blades.) While numeric pagers are the most affordable for the younger market, it is planned that stores will carry a broad range of pagers, including some with advanced features such as alpha-numeric message, 2-way message and voice mail.

             POWERFUL STUFF stores will maintain a breadth and depth of pager and accessories inventories in each store. It is planned that all the brightly colored beepers, airbrushed cases and accessories catch the shopper's eye and draw customers to the store. Sales representatives are trained to make minor service repairs and accessory customization at the store.

        b.)  Market Overview
             From various sources researched by management, it appears that the paging industry in the US has grown from less than 2 million subscribers in 1981 to more than 34 million by the end of 1995. At the end of 1995, the top 22 paging providers in the US were servicing roughly 25 million subscribers. Penetration in the US is currently approaching 15% and, for comparison, in Hong Kong about 20%.

             The less developed paging market in Canada is believed to proffer even more room for growth. The 1.2 million paging customers in Canada (3.5% market penetration) is expected to double in the next 5 years according to industry analysis. US companies building networks with Canadian partners will accelerate this growth and introduce aggressive marketing.

             Lower prices for equipment and paging service has shifted the growth in paging from the business sector to the consumer marketplace. The average monthly service fees for the leading paging providers has dropped from a range of US$10 to US$15 in 1994 to the US$7 to US$10 range in 1996, and according to Motorola, consumer demand increased dramatically.

             Power Plus' target customer market for pagers is the under 30 year olds -- particularly the 15 to 25 year old group -- for the following reasons:

             - The segment is under-served, retailers having concentrated efforts on business customers.

             -   Young people are in the malls.

             -   This segment represents an exploding market in paging.

             -   It is the targeted media group for fashion electronics.

             -   Enhances the value of the Company's retail distribution chain.

             This market buys pagers in every conceivable color or custom design as a fashion statement and status symbol, as well as to be in touch with peers and sometimes even their parents. For the 15 to 25 year olds, pagers are a status symbol and, for many, provides them with the independence of their own private phone number.

             As the consumer demand increased, there has been a shift in distribution channels from direct (business to business) sales by carriers to sales by retail stores. This marketing shift is responsive to the retail customer becoming a target market, versus commercial accounts. Today, about 71% of pager customers prefer a retail store to make their purchase as opposed to directly from the carrier.

             The Company's research also indicates that paging customers are among the best prospects to buy cell phones.

  ii.   CELLULAR

        a.)  Equipment
             Cellular telephones provide a product migration for pager customers. While cellular equipment margins are expected to be small, as with pager equipment, it is the activation and service contracts, renewals, repairs and accessories that yield substantial dollar volume and margin. Power Plus will focus evolving this category as an agent and reseller for cellular carriers.

             An agent earns a fee paid by the carrier for its marketing and sales efforts that culminate in a cellular contract with a customer. However, the agent is often required to provide the customer with a FREE or highly subsidized cellular phone. POWERFUL STUFF, in the future, intends to offer the consumer a choice of the carrier's plan with phone included, or a resellers plan with lower per minute charges. The latter will be priced to attract more customers and create a reasonable return while eliminating subscriber churn.

             Conversely, selling cellular telephones to new customers requires carrying high cost merchandise inventory and this can be costly in both real dollar terms and in opportunity cost when valuing the limited retail shelf space in a kiosk which is normally dedicated to faster-turning merchandise.

             Power Plus will attempt to make special merchandise distribution arrangements with selected phone manufacturers. Possibilities should increase for these relationships as manufacturers see the scope of the distribution channel being created. POWERFUL STUFF intends to test new ways of selling cellular services, acquiring customers and building a significant profit center.

        b.)  Market Overview
             Research indicates that the wireless telecommunications market in North America has reached mass-market proportions. In 1995, 9.6 million customers signed up for cellular service, a record in the US. According to CTIA's industry survey in the US, wireless phone customers number 33.8 million at the end of 1995 -- a 40% increase. Total sales in the US topped $19 billion, a 34% annual increase that is projected to continue.

             The number of new cell sites in the US, the building blocks of a wireless system, increased 26% to a total of 22,663 in 1995. This excludes the build-out of the new PCS network. New cells increase capacity, improve voice quality and reduce power (broadcasting) needs. With the industry's growth and expansion into the consumer marketplace, the average monthly customer bill dropped to $51 in 1995 from an average of almost $100 in 1987.

             Research indicates that a typical cellular telecommunications customer is a male over age 30. The industry has significantly penetrated the business market, particularly professionals, executives, and outside sales and management people. Penetration of the consumer marketplace is accelerating as networks expand, as competitors enter the market and as new products are developed. The transformation from an analog to a digital service will also open new product opportunities.

             Many current subscribers own their cell phones and have passed the initial contract expiry dates locking them into specific carriers. Currently the industry entices these customers to switch to alternative carriers with new promotion offers. Another reason that customers will shop around results from technological innovation that, in fact, has reduced the carrier's capital investment. Over the next few years many consumers who are paying 50CENTS to 60CENTS per prime time minute will be converting to lower group rates -- the CONVERSION MARKET. Switching a customer's cellular phone from one cellular service to another is a relatively simple task which can be done at the sales counter of any store by knowledgeable sales representatives.

             Selling an alternative carrier's airtime package to an existing cellular customer whose contract recently expired with a different carrier -- SWITCHING SERVICES -- is a new opportunity that requires little investment in inventory by the agent since customers will already own their phone. The Company believes there is a large number of cellular customers who now own their own phones with service commitments expiring shortly.

             New limited calling products are beginning to appear in the marketplace which will make cell phones more accessible to young people, the Company's target market for pagers. The fact that pager customers often become cellular customers means that Power Plus is well positioned to capture some portion of this burgeoning new market. To service both this and the CONVERSION MARKET, POWERFUL STUFF intends to build a distribution channel to service these customers in a convenient mall location.

2.   PORTABLE ELECTRONICS
     Consumers love to see and try leading-edge products and live the fashion statement they make -- the latest in hand-held electronics, communications, entertainment, business and lifestyle products to be featured at POWERFUL STUFF stores. These products range from low-priced impulse items to more expensive products that must be explained or demonstrated and include: calculators, translators, data and voice recorders and organizers, PDAs (personal digital assistants), pointers and palm-top computers; as well as audio/video products, radios, Walkmans, CD players, miniature TVs, remote controllers, flashlights and hand-held games for young people and adults.

3.   BATTERY ACCESSORIES
     All pagers, cellular phones and portable electronic products require the batteries needed to power them (sometimes common cells and oftentimes specialty batteries), which will be made available at POWERFUL STUFF stores. Annual battery sales in the US exceed $9 billion representing an annual consumption of over 7 billion batteries. Growth has been about 12% per year and is expected to continue. At least 90% of all households maintain and use one or more battery-powered product.

4.   MERCHANDISE AND SERVICE
     It is important to note that the merchandise and service mix for a store -- or cluster of stores -- can be sensitive to unique regional market conditions. Within the key merchandise categories, it is planned that each store will offer innovative products (new items), opportunity items
     (special prices) and continuity products and services
     (repeat purchases and recurring sales). To keep merchandise fresh and exciting, it is planned that all stores will have new, just-in items and this week's specials. While wireless communications and related services are a key factor in the new business thrust envisioned by the Company, merchandising flexibility enables POWERFUL STUFF to adapt to a specific location and regional market. In locations where paging and cellular cannot play the dominant merchandise role, batteries and battery-related products will be emphasized to a greater degree in order to maintain acceptable sales levels. For instance, at the AirMall in the Pittsburgh International
     Airport where shoppers include many business travelers and at Florida Mall in Orlando where many shoppers are tourists, portable electronic products plus batteries will be the emphasis.

5.   SOURCES AND AVAILABILITY OF PRODUCTS
     To meet its anticipated merchandise and inventory requirements, the Company will attempt to forge strategic vendor-partner relationships with key suppliers. Such partnerships should recognize the importance of both parties to each other's plans and success. These vendor-partnerships do not normally occur at start up unless the supplier is actually an equity or contracted partner in the business.
     As a new entrant, it is expected that POWERFUL STUFF must demonstrate its potential and its ability to achieve its vision in order to include suppliers in the vision.

     In the short-term, most brand name products are available from distributors, if not on a direct basis. In some cases, vendors prefer to support their distributors and will sell exclusively through distributors until the retailer reaches substantial volume commitments.

     POWERFUL STUFF plans to sell brand name merchandise to the extent possible. However, this does not always mean the NUMBER ONE brand. Vendors of the NUMBER TWO brand might be more receptive and flexible than brand leaders. It is also common practice in the industry that as a retail chains grows merchandise suppliers (whether agents or direct) become eager to ensure that the important chains have access to new product and ample supply of normal merchandise.

     Consequently, the Company is not dependent upon a single or limited source of supply for the vast majority of its merchandise or services. Moreover, many manufacturers make the same products in different countries. Hence, if one supplier is short of product, another supplier can be called upon to fill the Company's needs. The Company believes that an adequate supply of all types of merchandise, batteries and battery-powered products is available.

6.   MARKETING OF PRODUCTS
     While most retailers in the mall draw from traffic in the mall, POWERFUL STUFF has developed a business model which the Company believes, in certain circumstances, actually draws customers to the mall. The POWERFUL STUFF business system plans to utilize targeted media advertising, primarily radio to paging and cellular subscribers, at the stores as well as to position and create an image for the business.

     Acquiring new customers, rather than just selling merchandise, is a key part of the POWERFUL STUFF business model and operating plan. By design, a significant portion of POWERFUl STUFF'S advertising will be measurable, direct-response advertising rather than general retail support advertising. POWERFUL STUFF plans to advertise to capture new paging customers. Advertising, will be measured to determine incremental benefit and cost per new customer. Advertising, in combination with the LOOK AND FEEL of the stores and an effective sales staff, will attempt to establish POWERFUL STUFF'S image to its core market.

     The media-market approach to clustering the stores enhances the effectiveness, efficiency and economy of advertising. The Company believes that radio advertising, itself both highly MARKET- and AUDIENCE-SPECIFIC by nature, will raise the target customers' awareness and image of POWERFUL STUFF'S stores. Accordingly, the potential to use radio advertising is a criteria in selecting new store locations.

     In addition to broadcast media advertising to acquire new customers at the store, direct customer promotions may be employed by including promotional offers in the invoices mailed for paging and cellular rebilling airtime and related services. As each store can capture customer and transaction data, it can also create a database for targeted promotions and follow-on direct marketing. In retail, customer lists are an important asset.

     Finally, because of the particular locations of the kiosks, the Company believes that marketing its merchandise and services enjoy a competitive advantage compared to other retail and chain stores. The merchandise is displayed prominently in its stores, which are located primarily in shopping malls.

C.   LOCATION, DESIGN AND CONSTRUCTION OF STORES

The selection of the best locations and the appearance is vital for long-term profitability. High volume shopping malls are key to POWERFUL STUFF'S growth strategy. Over 1000 specific mall locations have been identified in the US and Canada that meet Power Plus' criteria. The rollout plan focuses on the top 20 developers who, between them, manage an aggregate of over 900 shopping malls. The Company's PLAN 2000 targets opening 1000 stores over a 5 year period.

POWERFUL STUFF stores are either 150 square foot kiosks or small inline stores of 300 to 700 square feet. The kiosk and small store model has proven successful for a number of companies, for example Sunglass Hut. One of Power Plus' primary real estate strategies is to pattern itself after the Sunglass Hut model, including acquiring locations near proven Sunglass Hut stores.

The Company's rollout plan foresees clustering POWERFUL
STUFF stores in regional markets, opening a minimum of 5 stores in a district but each district must have the capacity to add at least 10 more stores over the next 3 years to be viable economically. A District Manager can then be responsible for the operations and performance of between 15 and 20 stores.

Clustering stores within media areas creates an economically viable opportunity to advertise effectively and efficiently.

In order to meet the demands anticipated by the rapid pace of the rollout program, the Company has developed a modularized attack to the build out program that is particularly adapted when employed in a clustering approach.

1.   CLUSTERING FOR RAPID, MANAGED GROWTH

     A Region at maturity may contain up to 8 districts of 15 to 20 stores extending from a metropolitan area, which has as its nucleus 6 to 8 stores within the radius of the city. The rest of the stores are selected in suburban or smaller cities within close proximity to the metro area. This allows POWERFUL STUFF to reach an economic critical mass in a cluster rapidly, as opposed to spreading resources to isolated locations across the continent.

     At the maturity of Plan 2000, POWERFUL STUFF expects to be positioned throughout the 7 geographic Regions listed below, each typically comprised of approximately 8 Districts which themselves each comprise between 15 and 20 stores on average, making the typical Region in the 160 store range.

          -   Northeast Region
          -   Mid-Atlantic Region
          -   Southeast Region
          -   North Central Region
          -   South Central Region
          -   Northwest Region
          -   Southeast Region

     Clustering also enables POWERFUL STUFF to maximize marketing dollars, control turnover, minimize training and recruiting costs, and reduce financial risks because of more frequent supervision by District Managers.

2.   TARGET LOCATIONS

     The dominant form of retail space in North America is the suburban shopping center which is identified by the following characteristics.

     i. Shopping centers are typically defined by their dominant anchor tenants and their gross leasible area ("GLA"), and to some extent by population or trade area that they serve.

     ii. Shopping malls are rated according to customer traffic and annual sales per square foot standard measurements. Shopping malls under consideration should have annual sales in the range of $300 to $500 per square foot. Other measures are the upscale versus mass market characteristics, the ethnic demographics of the customers and the experience of other retailers in the mall. A key consideration for targeting cities will be to identify areas where the wireless communications market is under-served, presenting an opportunity for POWERFUL CONNECTIONS to be a dominant provider.

     Seven types of shopping centers exist: super regional mall, regional mall, airport, downtown retail, off-price, transportation and festival locations. The majority of POWERFUL STUFF stores will be in the first two categories with a few opportunistic stores in other types of locations.

3.   SITE CHARACTERISTICS

     i.   Population       200,000 people in a primary trading area of a
                           town ranging from a three to five mile radius

     ii.  Mall Site        500,000 square feet GLA with two fashion anchors

    iii. Location in Mall  Main mall with adjacencies to record stores and teen fashion apparel tenants.

4.   NEAR-TERM LOCATIONS

     Power Plus opened 51 retail stores by the end of 1996, against a target of 40, and plans to open about 75 during 1997 and about 300 for each of the next three years, subject to the timing and amounts of capital injections. The focus is on opening clusters, not just opening stores. The Company will aggressively pursue opportunities to expand in cities where POWERFUL STUFF can offer pager and cellular telephone service as a reseller in addition to portable electronics.

     Currently being targeted for the rollout thrust are the Northeast, Mid-Atlantic, Southeast and Northwest Regions.

5.   TOP 20 DEVELOPERS

     As noted earlier, PLAN 2000 envisions a 1000 store rollout plan. Power Plus has identified that the Company's criteria will play into the top 20 developers, such as Rousse, Simon/DeBartolo and Urban Retail Group, portfolios of mall properties in a complimentary fashion. Most of the developers have properties that are regionalized in certain geographic areas throughout North America, a factor which may also make it easier for Power Plus to cluster locations.

     The Company anticipates that over time, developer relationships established in one market will benefit others. This advantage can create a snowball effect, and may assist the Company in attaining a significant number of locations in a short duration.

     Power Plus plans to focus on the top 20 developers list since they have many of the best centers. Between them, these developers could account for 90% of Power Plus's location requirements.

6.   DESIGN

     In partnership with award-winning architectural retail designer Michel Dubuc Concept, Power Plus has created a store which has put a bold new twist on the traditional electronics niche, and in so doing has set its sights on changing the face of this specialty niche retail marketplace. Michel Dubuc, the founder of Michel Dubuc Concept, has agreed to stand for election to Power Plus' Board of Directors (see ITEM 10 - A(2) for further background on Michel Dubuc Concept and detail of Mr. Dubuc's pending appointment.) POWERFUL STUFF stores combine design elements which have mass appeal across age, gender and ethnic boundaries, addressing today's retailers needs to ensure market longevity and flexibility. From the elliptical lines encircling the brand name and the bold lifestyle posters, to the graphic computer circuit boards on the walls, this futuristic. hi-tech design, with it's rich colors and textures has redefined what it means to sell electronic products.

     By bringing a fashion dimension to the store design, POWERFUL STUFF has created a few portable electronic lifestyle niche in the marketplace. This is a store that doesn't just grab the attention of today's consumers, but one that genuinely appeals to their emotions, senses and mind.

     POWERFUL STUFF stores are not only dramatic, but are fun places to go. Unlike some novelty stores, the design doesn't engulf the product, but brings it to life. All of the palm-top products are presented in 3 easy to shop lifestyle concepts within the store: FUN TECH - presented on the whimsical hi-tech computer graphic wall; COMMUNICATIONS TECH - presented against a colorful street map illustrating the prominence of communications in our lives; and BUSINESS TECH - presented in sleek, energetic and futuristic cases for the discerning and hurried business customer.

     POWERFUL STUFF stores grasp the basic premise of retail mass appeal by creating a compelling design that humanizes technology, thereby connecting with consumers again and again because we understand their purchase will have more memorable appeal, and will take on more significance when it is purchased at a POWERFUL STUFF store.

     The standard kiosk is 150 square feet, rectangular in shape with mitered corners. Every inch of space is maximized to emphasize merchandise under the Company's banner and colors.

     With the exception of hands-on merchandise, the 360 degrees of product display is either under glass or out of normal reach of customers, thus limiting the potential of shrinkage while still keeping product close to the customer. Merchandise displayed on the center island may be hung on slot-boards or similar displays. The hands-on merchandise is secured to the counter but easily removable and stored in one of the lockable drawers for night security.

     Inline stores, typically in the 300 to 700 square feet range, are designed specifically to match the space, provide comfortable selling area and attract customer traffic in the mall.

     The capital investment, excluding inventory, per location ranges from $28,000 to $115,000.

7.   CONSTRUCTION

     With all materials on site it takes 2 days to manufacture a kiosk. The modular design facilitates shipping to its destination. The mechano-approach installation enables the Company to retain local contractors to install the kiosk in the malls, which usually takes less than 8 hours -- a cost saving compared to shipping the installation team with the kiosk. In this way, it will be possible for one local contractor to install all the kiosks in a large but local geographic area, as required. By using the same contractor, in addition to the efficiency gains, the Company is building a base of resources that can also be called upon to perform usual maintenance or repairs in the future.

     Display cases are constructed of predominantly plastic laminate and either tempered or laminate safety glass. The glass shelving inside each case (glass so that the maximum amount of merchandise may be viewed by customers) can be adjusted for height or removed to enable special merchandise display units. Indeed, with the modular approach incorporated in the new store design, any display case can be removed and replaced with a special-purpose case.

     The size of the case goods means that the Company can place orders for multiple units at one time -- even build a small inventory of them -- thus obtaining volume price concessions. By limiting variations, adopting a modular approach and specifying building and material standards, it is possible for the Company to tender for the supply of its casegoods. There are more than 500 casegoods manufacturers in North America and it will be possible for the Company to select suitable ones proximate to the specific areas the Company plans to roll into next, thereby saving shipping costs.

     Power Plus has developed a modular approach to remodeling inline locations for POWERFUL STUFF stores. The same size and style for casegoods as used in kiosks are also employed to fixture the store. Since installation crews are handling the same casegoods, the cost of installation benefit from the mechano-approach and the Company is able to employ consistently its standard colors and appearance.

     The importance of a well-run construction department is easily understood in the context of the demands of meeting the rigorous pace of the rollout. The Company prefers to use local contractors to install kiosks or build inlines, in order to control construction costs (cost of roving installation team versus local contractors) and have them nearby for future routine repair and maintenance. As well, often local contractors can obtain permits and approvals, if only because they know the local rules and processes better.

     General contractors are selected via a bidding process (against architectural drawings supplied by the Company) and once selected will report to one of the Company's Store Construction Project Managers. The bidding process requires, among other matters, that the general contractor demonstrate it has suitable insurance coverage.

D.   EMPLOYEES

As of 18 July 1997 the Company employs: 1 Regional Manager, 7 District Managers, 54 Store Managers, 82 Full time associates, 64 Part time associates and 71 Administrative, Customer Service, Distribution and Warehouse personnel -- a total in all of 288 employees including senior officers and executive management.

POWERFUL STUFF stores are opened and managed regionally. POWERFUL STUFF will attract talent from all areas of the wireless communications and retail industries. By implementing a planned growth through a geographic clustering approach, and the creation of a responsive supervisory and training plan, the Company is fast approaching self-sufficiency.

However, the Company's PROMOTE FROM WITHIN PHILOSOPHY will be periodically supplemented by outside hires for the purpose of keeping its perspective fresh and ideas innovative.

1.   ECONOMIC GROWTH MODEL - GEOGRAPHIC CLUSTERING

     POWERFUL STUFF is deploying the rapid growth model used similarly by some of the industry's most successful retail companies - GEOGRAPHIC CLUSTERING.

     Geographic clustering is managed growth by establishing and penetrating specific geographic markets with multiple stores, usually a minimum of 5 in the first year of opening any new district. This approach assures operational overhead efficiencies, brand identity and rapid market dominance. Clustering also creates a productive stable and well-trained sales and management team, from which Power Plus can pull resources to transplant and seed the next cluster.

2.   FIELD SUPERVISORY STRUCTURE

     The clustering approach is being implemented to create a streamlined and efficient field supervisory infrastructure, assuring each store is operating to its maximum potential.

     i.   REGIONAL MANAGER

          A Regional Manager will supervise approximately 8 District Managers who will oversee 15 to 20 Store Managers within their districts, or up to 160 stores in total. Each region functions as its own OPERATING UNIT to promote bottom-line accountability and to focus on the specific product assortment needed to capture its unique market niche. At the maturity of PLAN 2000, POWERFUL STUFF expects to have 7 Regional Managers overseeing the 7 Regions, each typically comprising approximately 8 districts of 15 to 20 stores.

    ii.   DISTRICT MANAGER

          A District Manager is the PROFIT CENTER MANAGER overseeing the profitability of each district by assuring: sales growth, recruiting personnel, opening new stores, training, customer service, fine-tuning merchandise assortment tailored to the local market, and operating profit.
          District Managers will supervise 15 to 20 stores.

   iii.   MANAGER TRAINER

          Each district will have one to two senior store managers called Manager Trainers. Manager Trainers are the most senior and experienced store managers who are placed in higher volume stores, generally centralized within the district. Store

          Managers must become Manager Trainers
          before becoming eligible for promotion to a District Manager. A Manager Trainer serves multiple purposes -- preparing and overseeing the training of new store managers, communicating with and motivating the store teams within their market area, and recruiting new sales associates.

          The Manager Trainer is the key mentor to the seeding of new clusters with quality, well-trained personnel.

     iv.  STORE MANAGER

          POWERFUL STUFF Store Managers are incentivised for and have as their primary focus 3 main responsibilities:

          a.)  Producing sales

               Because stores, at an average of 300 sq. ft., are operationally easy to manage, and because a high percentage of store sales are produced by the Manager, POWERFUL STUFF Store Managers are incentivised for their personal sales as well as their store sales productivity -- training and motivating -- of their sales team.

          b.)  Controlling non-fixed expenses

               Store Managers will be held accountable for controlling non-fixed expenses including labor costs, shrinkage due to cash and merchandise losses, and supplies and material costs.

          c.)  Maintaining a visually appealing and properly merchandised store

               Store Managers will be held accountable for the professionalism of their staff and for ensuring each store is clean and maintained to corporate visual merchandising standards, and that the product mix is appropriate for the need of the local market for that store.

3.   STORE STAFFING AND COMPENSATION

     The total projected selling and non-selling hours for store labor at a retail mall location is 110 hours per week, a standard 120 hours annualized over a year, taking into account 4th quarter seasonality. This is the equivalent of 2 full-time and 1 to 2 part-time people per store except in peak seasons. POWERFUL STUFF, through its years of rapid growth, will emphasize full-time employees to the extent possible, in order to maximize staff coverage in metro areas and to feed new-location growth with well-trained associates.

     POWERFUL STUFF employs a PAY FOR PERFORMANCE compensation plan which maximizes sales productivity through personal and team incentives.
     Store associates will receive an hourly rate and percentage of sales based on specific categories of merchandise which will promote sales without eroding margins. Contributions from merchandise and service vendor partners will allow POWERFUL STUFF to maximize sales productivity in promotional periods through special contests and spiffs.

     Store Managers will also participate in a monthly incentive program on overall store sales based on hitting a budgeted sales target, and will be able to earn an annual bonus by maximizing store sales performance and controlling expenses. Opportunities to increase compensation will be earned by increasing store sales and through promotions to higher-volume stores.

4.   TRAINING AND DEVELOPMENT

     POWERFUL STUFF will be relying heavily on POWERFUL UNIVERSITY which will be deployed as its 6 month, 3 segment training and development program. Consisting of a self-study workbook for each segment, there will be a written training curriculum that must be completed by all full-time associates before the individual earns the right to run their own POWERFUL STUFF store. Each segment must be reviewed and signed off by the District and Regional Manager for that store.

     Each segment is divided into 4 main areas with a lesson each week.

          -  Sales and Customer Service
          -  Store Operations
          -  Product Knowledge
          -  Leadership and Management

     Associates will be tested both orally and in written format before receiving their Graduation Certificate.

     POWER U is supplemented by a NEW HIRE ORIENTATION program and PART-TIME PARTNER training program. The Company believes training is most effective when driven down to front-line levels of accountability, therefore most training will be executed by District Managers and Manager Trainers who will be assisted by Vendor Partners for product-specific training. POWERFUL STUFF will also schedule periodic classroom and market training conducted by regional training coordinators, for those areas that are more complex, required by law, or critical to the well-being of the organization, such as performance appraisals, sexual harassment and diversity training.

     POWERFUL STUFF currently communicates to Store Associates through a Weekly Sales Bulletin featuring the top sales performances by the district team, store team, and individual performances. This bulletin also communicates new product information and other news from the Home Office Team.

     POWERFUL STUFF will also utilize multi-media devices such as video for training and communications to ensure consistency from store to store and as a mechanism to drive the values and mission of the company to the field associates.

E.   COMPETITION

The Company has not identified a major US competitor that, on a national scale, is positioning itself to be the dominant provider of paging products and services to the youth market. The Company's strategy is to take a pre-emptive position to the extent possible. In part, this will depend on its ability to target and open large numbers of stores quickly. Competition must be evaluated on a market by market basis. There maybe a number of markets where paging penetration and the number of resellers may be sufficiently high (New York City, Miami) such that POWERFUL STUFF will carefully consider whether or not to enter that market.

A potential competitor, Simply Wireless, being rolled out by Century Cellular Network, Inc. is a kiosk STORE-WITHIN-A-STORE concept for supermarkets, as opposed to shopping malls.

Simply Wireless has targeted expansion into 9 states and anticipates growing to 250 locations.

While not a kiosk-type store chain, Radio Shack is by far the largest competitor in key merchandise categories as the largest volume retailer of batteries and the largest seller of cellular phones in the US. It is also a competitor in Canada where, in addition to their own stores, Radio Shack has a co-venture with Cantel, a leading Canadian cellular and cable company, to open over 100 small stores. Fortunately, for a large portion of POWERFUL STUFF'S target market, Radio Shack is not the image or store of choice.

In the overall market arena, the primary competition will be from large discount chains, price clubs, and electronic stores, including WalMart, Sam's, Circuit City and Future Shop, among others. These companies drive down the prices and margins on many items. In addition, there will be many local companies selling paging to businesses, installation of phones, radar detectors and alarms in cars, etc.

There may be significant competition for a limited amount of prime space in shopping malls. Some malls limit the number of kiosks, often at the request of lead tenants. When kiosk locations are not available, POWERFUL STUFF may utilize small inline stores. Malls and retailers exploit the USE CLAUSE in leases to control competition in the mall. In some locations POWERFUL STUFF may be restricted from offering some merchandise lines such as telephones, cellular, watches or cameras due to the existing USE CLAUSE of another tenant retailer. In extreme situations, this might eliminate a location from consideration.

F.   TRADEMARKS

The Company presently holds two service marks registered on the Principal Register of the United States Patent and Trademark Office. Registrations are for the mark BATTERY ONE-STOP and design BATTERY 1-STOP in connection with battery and battery-powered store services. Both service marks cover the use of the name BATTERY ONE-STOP in connection with the sale or advertising of its services in the United States.

The Company also holds a Certificate of Registration from the Registrar of Trade Marks, Consumer and Corporate Affairs, Canada, covering the stylized use of the name BATTERY ONE-STOP in the operation of its business in Canada. In addition, the Company has registered the name BATTERY ONE-STOP in the United Kingdom.

The Company has applied for registration of other trade marks in Canada and the United States. The trade marks for which applications have been made are POWERFUL STUFF, POWERFUL STUFF! design, POWERFUL CONNECTIONS and 1-800-POWERED. These applications are still pending. The Company had previously filed applications, which are still pending, to register the service marks using the name BATTERY ONE in the United States and Canada.

G.   GOVERNMENTAL REGULATION

Various national, state and local governments have adopted, and may in the future adopt, laws and regulations regulating contamination of the environment. These laws and regulations may impact the Company's disposal of spent batteries which contain toxic compounds and impose liabilities for pollution resulting from improper disposal.

The Company monitors the adoption of orders, rules, regulations and laws related to the Company's operations and advises all store managers and regional managers of any new requirement or change in the law by way of weekly mailings. The Company believes that all of its store managers are currently complying, and will continue to comply with, in all material respects with all orders, the rules, regulations and laws applicable to the Company's operations. To the Company's best knowledge, there have been no material violations of any such requirements. The Company has not incurred significant costs in the past to comply with environmental regulations and does not anticipate incurring significant costs in the future. However, the Company cannot predict the effect of any future changes in applicable regulations on its operations or capital expenditure requirements.

H.   CERTAIN GEOGRAPHIC INFORMATION

The Company's sales, operating losses and total assets in Canada and the US for Fiscal 1997, Fiscal 1996, the transition year ended 31 January 1995 are set forth below:

                          CANADA     UNITED STATES      TOTAL
                        ---------    ------------    -----------
                                        1997
                        -----------------------------------------
 Sales                    $503,429     $3,577,169     $4,080,598
 Net loss               $3,595,000     $2,092,427     $5,687,427
 Total assets           $7,422,843     $3,621,011    $11,043,854
                        -----------------------------------------

                                          1996
                        -----------------------------------------
 Sales                   $1,749,393     $3,625,836     $5,375,229
 Net loss                $1,076,324     $3,465,227     $4,541,551
 Total assets              $330,035         --           $330,035
                        -----------------------------------------

                                          1995
                        -----------------------------------------
 Sales                   $2,414,991     $6,132,982     $8,547,973
 Net loss                  $498,134       $991,282     $1,489,416
 Total assets            $1,505,984     $3,676,695     $5,182,679
                        -----------------------------------------
                        -----------------------------------------

ITEM 2 --           PROPERTIES

The Company's Corporate Office is at 7850 Woodbine Avenue, Suite 201, Markham, Ontario, L3R 0B9. Leased on a month-to-month basis, these offices are approximately 3,250 square feet, at a monthly occupancy cost of approximately $3,200. For the operations of Power Plus Canada, Inc., the Company has arranged leasing of office and warehousing space of approximately 2,500 square feet strategically located proximate at 7780 Woodbine Avenue, Markham, Ontario, including store front and administration offices. Leased on an annual basis, the monthly occupancy costs for these warehousing premises are approximately $2,300.

Power Plus USA, Inc. has leased office space totaling 6,800 square feet at 1575 Main Street, in Sarasota at a monthly occupancy cost of approximately US$5,500, plus 2,600 additional square feet at 1614 - 1618 Ringling Road, in Sarasota at a monthly occupancy cost of approximately US$2,500. Together, these two locations comprise the Company's North American Operations Office and the offices of Power Plus USA, Inc. In addition, Power Plus USA, Inc. also leases a pager repair facility comprised of 2,650 square feet at 4005 North Tamiami Trail, in Sarasota, on a month-to-month basis, at a monthly occupancy cost of approximately US$1,650, and 5,000 square feet at 1195 Talvest Road, in Sarasota at a monthly occupancy cost of approximately US$2,400 for its warehouse.

As at 18 July 1997, the Company operated 19 stores in Ontario, Canada and 36 stores in the US, totaling 55. The Company's locations in the US are located in the following States:

           REGION          STATE          NUMBER OF LOCATIONS
           ------          -----          -------------------
           Southeast       Florida                20
           Southeast       Alabama                 5
           Southeast       Georgia                 3
           Southeast       Mississippi             1
           Southeast       Tennessee               1
           Southeast       North Carolina          2
           Northeast       Pennsylvania            4
                                                  --
                                  Total           36
                                                  --
                                                  --

Of the stores in Ontario, 16 stores, which opened primarily in Quarter 4 of Fiscal 1997, were open by the end of Fiscal 1997. Similarly, of the stores in the US, 35 stores, which were opened primarily in Quarter 4 of Fiscal 1997, were open at the end of Fiscal 1997.

Subject to availability and timing of financing proposed under the Financing Plan, PLAN 2000 provides for the opening of 950 new stores over the next 3 1/2 years in a MARKET CLUSTER APPROACH and aims to create critical mass in certain target areas that offer particular advantages to the Company, such as under-developed or under-serviced markets, for paging and cellular wireless communications or under an umbrella of radio advertising. PLAN 2000 establishes a target of over 1000 stores by the end of the Year 2000. (See

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a discussion of the Reorganization and related Financing Plan.)

In general, the terms of the Company's lease agreements have provided for:
(i) a rentable area for each store of 150 to 700 square feet; (ii) a lease term normally of three, five or eight years; and, (iii) either a fixed annual rent, payable monthly or quarterly (ranging from a low of $12,144 in the first year of the least expensive lease to a high of $72,924 in the last year of the most expensive lease) and either together with (or, in some cases, in lieu of the annual rent) payments equal to a percentage, ranging from 6% to 17%, of a store's adjusted gross sales during the year, or, alternatively in some cases, a variable annual rent equal of up to 10% of adjusted annual gross sales, net of sales taxes, plus rental taxes, if any. The current rental market appears equally as favorable as in the past. Accordingly, the Company expects to enter into future leases on economically viable and commercially reasonable terms.

ITEM 3 --           LEGAL PROCEEDINGS
None

ITEM 4 --          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

                           PART II

ITEM 5 --      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

A.   COMMON STOCK DATA

Commensurate with the approvals and implementation of the Company's Reorganization Plan and the related renaming of the Company, new stock trading symbols were adopted. The Common Stock is listed on The Alberta Stock Exchange, Province of Alberta, Canada, and is traded under the symbol "PPC". The former symbols were "BTB" and "BATT". The Company is a reporting issuer in the Provinces of Alberta and British Columbia, in Canada, and the US.

Prior to January 1992, the Common Stock was included in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), trading NASDAQ small cap under the symbol "BATTF". The Common Stock was delisted from NASDAQ small cap trading in January 1992 due to the Company's failure to satisfy certain minimum capital requirements.

Effective 19 December 1994, the Company resumed trading in the US on the NASDAQ OTC Bulletin Board under its old symbol BATTF. No trades were reported for the period 31 December 1994 through 28 February 1995. Beginning 24 April 1995, the trading symbol was changed to "BATT" when the Company's application to qualify as an exempt foreign issuer was accepted by NASDAQ. Effective with the Company's name change to Power Plus Corporation, the new symbol for trading on the NASDAQ OTC Bulletin Board became "PPCO".

As part of the Company's Reorganization Plan, approval was obtained to reorganize and consolidate its capitalization on the basis of 20 pre-consolidation shares for 1 post-consolidation share plus 1 exchange right, that is to 2,238,281 POST-CONSOLIDATION shares from the existing 44,765,613 PRE-CONSOLIDATION shares.

After receiving shareholder approval in July 1996, final court and regulatory approval as required was obtained and the reorganization and consolidation (20:1 reverse-split) occurred effective 1 November 1996 and the Exchange Rights were issued accordingly. (See also ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS concerning management's Reorganization Plan as it concerns the Common Shares, and recent sales of unregistered securities by the Company.)

The following table sets forth the reported high and low bid prices for the Common Shares as quoted by The Alberta Stock Exchange for each full quarterly period within the fiscal years ended 31 January 1997, 1996 and 1995, respectively, restated for the impact of the 20:1 reverse-split and expressed in Canadian dollars:


                     FISCAL 1997(1)            FISCAL 1996(1)             FISCAL 1995(1, 2)
                     -----------               -----------                -----------
                   High          Low         High          Low          High          Low
                   ----          ---         ----          ---          ----          ---
1st Quarter       $2.80         $2.30       $8.00         $7.20        $7.60         $3.20
2nd Quarter       $3.80         $2.80       $6.60         $6.40        $9.60         $5.20
3rd Quarter       $7.20         $4.00       $6.00         $5.60        $8.20         $5.00
4th Quarter       $4.20         $2.75       $6.60         $6.00         n/a           n/a


(1) The Common Shares were subject to a reverse-split consolidation on the basis of 20 old shares for one (new) Common Share, effective 1 November 1996. All amounts reported in prior periods in the table have been restated for comparative purposes. (See also ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS concerning management's Reorganization Plan as it concerns the Common Shares.)

(2) Fiscal 1995 was a transition year of only nine months, and covered the period from 1 May 1994 to 31 January 1995.

(3) The Common Shares began trading under the symbol PPC. Previously, the shares traded under the symbol BTB AND BAT.

The following table sets forth the reported high and low bid prices for the Common Shares as quoted by NASDAQ - OTC for each full quarterly period within the fiscal years ended 31 January 1997, 1996 and 1995, respectively, restated for the impact of the 20:1 reverse split and EXPRESSED IN US DOLLARS:


                     FISCAL 1997(1)            FISCAL 1996(1)             FISCAL 1995(1,2,3)
                     -----------               -----------                -----------
                   High          Low         High          Low          High          Low
                   ----          ---         ----          ---          ----          ---
1st Quarter       $1.80         $0.90       $6.00         $5.63         n/a           n/a
2nd Quarter       $2.60         $1.50       $6.25         $4.38         n/a           n/a
3rd Quarter       $4.60         $1.88       $5.00         $1.80         n/a           n/a
4th Quarter       $2.88         $2.13       $3.60         $0.60         n/a           n/a


(1) The Common Shares were subject to a reverse-split consolidation on the basis of 20 old shares for one (new) Common Share, effective 1 November 1996. All amounts in prior periods reported in the table have been restated for comparative purposes. (See also ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS concerning management's Reorganization Plan as it concerns the Common Shares.)

(2) Fiscal 1995 was a transition year of only nine months, and covered the period from 1 May 1994 to 31 January 1995.

(3) The Common Shares did not begin trading on the NASDAQ OTC Bulletin Board until April 1995 which was Quarter 1 of Fiscal 1996.

(4) The Common Shares began trading under the symbol PPCO. Previously, the shares traded under the symbol BATT and BATTF.

Because a substantial number of Common Shares that are held by agents in "street name", the Company is unaware of exactly how many of the outstanding Common Shares are held by residents of the United States. As of 18 July 1997, there is a total of approximately 2,500 beneficial holders of the 7,620,730 issued and outstanding Common Shares.

Under the terms of the Company's current Special Notes convertible debt debentures financing, while this debt remains outs standing the Company is prohibited from making any distribution to its shareholders or declaring and paying any dividends on its Common Shares. To date, the Company has not paid dividends on its Common Shares. (See ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Section C(1)(iv.) SPECIAL NOTES CONVERTIBLE DEBT FINANCING.)

                                                                         Page 25
B.   EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

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

The Company is aware of no Canadian governmental laws, decrees or regulations nor any foreign exchange controls which restrict the import or export of capital or which affect the remittance of dividends, interest or other payments of non-resident holders of the Company's securities, except as discussed in ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

D.   RECENT SALES OF UNREGISTERED SECURITIES

See ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS Section C(1) FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

ITEM 6                      SELECTED FINANCIAL DATA

A.   SUMMARY DATA

The following selected financial data of the Company is presented for, and as of the end of Fiscal 1997, Fiscal 1996, Transition Fiscal 1995, and each of the former 12 month fiscal years ended 30 April 1994 and 1993. (During Fiscal 1995, the Company changed its fiscal year end to 31 January from 30 April.) This information should be read in conjunction with ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the Consolidated Financial Statements and the Notes thereto, included elsewhere herein. The Company's Consolidated Financial Statements and related information have been prepared according to Canadian Generally Accepted Accounting Principles (CGAAP), however, these financial statements comply, in all material respects, with United States Generally Accepted Accounting Principles, except as described in Note 12 to the Company's Consolidated Financial Statements.

                                                                         Page 27


                                          FYE 31 JANUARY          TRANSITION             FYE 30 APRIL
                                     -----------------------       FYE ENDED       ----------------------
                                                                  31 JANUARY
                                       1997          1996(2)        1995(2)        1994(2)         1993(1)
                                     ------          -------      ----------       -------         -------
  -
STATEMENT OF OPERATIONS DATA:
Total revenue                       $4,080,598     $5,375,229     $8,547,973     $10,223,192     $4,311,591
Net (loss)                         $(5,687,427)   $(4,541,551)   $(1,489,416)    $(2,063,707)     $(727,154)

Net (loss) per share (3) (4)
POST REVERSE-SPLIT                      $(2.54)        $(2.50)        $(0.94)         $(1.40)        $(0.60)
AS ORIGINALLY REPORTED                                 $(0.13)        $(0.05)        $(0.07)         $(0.03)

BALANCE SHEET DATA:
Total assets                       $11,043,854       $330,035     $5,182,679      $4,739,604     $4,326,026
Working capital                     $4,033,127      $(422,159)      $611,868        $161,473       $873,069
Long-term liabilities               $4,740,000            NIL            NIL             NIL            NIL
Total liabilities                   $7,455,813       $507,208     $2,152,401      $2,015,312       $743,587
Common shareholders'
equity/deficiency (5)               $3,588,041      $(177,173)     $3,030,278     $2,724,292     $3,582,439


(1)  Consolidated results of the Company and its Former
     Subsidiaries, including the acquisition of the US business in November 1992.

(2)  Consolidated results of the Company and its Former Subsidiaries.

(3) The Common Shares were subject to a reverse-split consolidation on the basis of 20 old shares for 1 (new) Common Shares, effective 1 November 1996, during Quarter 4 of Fiscal 1997. The comparative amounts for reported periods prior to Fiscal 1997 have been restated on the same basis. The Common Share characteristics and entitlements are the same as the old shares. (See also ITEM 7 --MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for more discussion concerning management's Reorganization Plan as it concerns the Common Shares.)

(4) To date, the Company has not paid dividends on its Common Shares. (See ITEM 5(A), above.)

(5) In accordance with the Reorganization Plan and the Plan of Arrangement, the stated capital amount and accumulated deficiency in earnings were both reduced by $26,670,825, to better reflect the financial repositioning of the Company. (See also ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for more discussion concerning Stated Capital Reduction.)

B.   EXCHANGE RATES

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


              C$  HIGH                C$  LOW                 AVERAGE             FISCAL YEAR END
              --------                -------                 -------             ---------------
           C/US       US/C        C/US       US/C         C/US       US/C        C/US        US/C
           ----       ----        ----       ----         ----       ----        ----        ----
1997      $1.38       $0.73      $1.33      $0.75        $1.36      $0.74       $1.37       $0.73
1996      $1.36       $0.74      $1.28      $0.78        $1.32      $0.77       $1.32       $0.77
1995      $1.42       $0.70      $1.34      $0.74        $1.37      $0.72       $1.40       $0.71
1994      $1.26       $0.79      $1.40      $0.72        $1.32      $0.76       $1.38       $0.72
1993      $1.18       $0.85      $1.29      $0.78        $1.23      $0.81       $1.27       $0.79
1992      $1.29       $0.78      $1.14      $0.88        $1.21      $0.83       $1.27       $0.79


ITEM 7 --          MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto, which follow elsewhere herein.

The audited Consolidated Financial Statements for Fiscal 1997 reflect a period of fundamental change for Power Plus. The Company, renamed Power Plus Corporation, has literally shed its past by reorganizing and redirecting its business operations.

A.   THE BUSINESS IN EVOLUTION

Power Plus has combined two merchandising segments -- wireless communication products and services (beepers/pagers, cellular phones, Personal Communications Systems (PCS) and related airtime service contracts), PLUS portable electronics (the latest in hand-held electronics, communications, entertainment, business and lifestyle products). Management has researched, planned and is implementing its NEW wireless communications business, called POWERFUL CONNECTIONS tangentially with the launch of its new POWERFUL STUFF retail chain throughout the US and Canada. The distinction between them is that POWERFUL CONNECTIONS is the reseller of pager and cellular airtime and services, while POWERFUL STUFF is a chain of retail stores that sells the merchandise and makes the initial sales of the pager or cellular airtime service contract to the retail consumer.

1.   1 + 1 = 3  -- SYNERGISM AT WORK

     The synergy and potential mutual benefits for the two merchandising segments are noteworthy. In POWERFUL STUFF stores, the pagers (beepers) and accessories generate higher average per transaction revenues and earn strong secondary margins through related airtime and activation sales. The sale of the portable electronic products is complementary and the related battery business provides particularly high margins from specialty batteries and installation services, plus strong positioning for the sale of innovative portable battery-powered products.

     The initial sales of contracts for wireless airtime and services generates recurring revenues from customer subscriber fees and renewals for POWERFUL CONNECTIONS.

     The priority of the POWERFUL STUFF retail chain is increasing the number of stores and the sales productivity per store, while maintaining a strong gross margin. POWERFUL CONNECTIONS, on the other hand, will focus on providing the creative packaging and pricing of airtime, building a loyal customer base for its rebilling business while maintaining a strong gross margin.

     There are differences, however, in the key business fundamentals.

     POWERFUL STUFF focuses on its working capital -- turning inventory -- to produce a return on its capital investment in fixed assets and leaseholds, while POWERFUL CONNECTIONS' focus is on building a utility-like cash flow from an increasing and loyal customer base. On one hand, POWERFUL STUFF requires capital to expand -- the timing and amounts of capital injections determines the rate of the chain's growth -- while, on the other hand,

     POWERFUL CONNECTIONS can expand with marginal capital investment. POWERFUL CONNECTIONS' growth will, however, be highly dependent on the expansion of the POWERFUL STUFF chains.

     In adding the wireless communications business, Power Plus enhances the value of the POWERFUL STUFF retail chain and its opportunity to build its own loyal customer franchise. Sales staff in POWERFUL STUFF stores will be the principal sales force for the wireless communications products and services. As POWERFUL CONNECTIONS' customer list grows from 20,000 to over 1 million, as foreseen in PLAN 2000, all of these customers will initially contract and pay for these services at a POWERFUL STUFF store. In fact, counting customers lost through normal attrition over time, the stores will likely actually sign up more than 2 million new customers -- all of whom may purchase their pagers and accessories, and perhaps other merchandise, at POWERFUL STUFF stores. For that reason, POWERFUL STUFF stores will earn an agent's fee on the sales of POWERFUL CONNECTIONS' airtime rebilling contracts, as well as the normal margins on the sale of pagers and accessories.

     But the connection between the customer and the Company doesn't end there. Considering that the average airtime billing cycle is every three months, coupled with the fact that about 60% of the pager customers pay their bills at a POWERFUL STUFF store, the pager business will improve customer loyalty and their shopping frequency for the retail chain. POWERFUL STUFF will be able to include "stuffers" that advertise special promotions with the POWERFUL CONNECTIONS bills which are mailed on average 4 times a year to all of its customers. This inexpensive targeted advertising may also help increase future sales at each POWERFUL STUFF store.

2.   WIRELESS BUSINESS

     While the business of a reseller distribution channel is reasonably established in the US, it is relatively new to Canada. Cantel and Bell Mobility do not currently have resellers; they sell direct and use agents and retailers. PageMart and PageNet are major new entrants to the paging business in Canada and both are in the process of setting up reseller programs in Canada based on the models employed by their parent companies in the US.

     The carrier, whether a pager or cellular network, provides service to POWERFUL CONNECTIONS at highly attractive rates for the airtime. In turn, POWERFUL CONNECTIONS will repackage, sell, bill and service customers IT attracts through the POWERFUL STUFF retail chains. For the carrier, therefore, POWERFUL CONNECTIONS is a source of revenue. The carrier is incentivized to maximize the growth of POWERFUL CONNECTIONS -- if only to improve its own return on capital investment. In addition to the variable cost of providing the airtime -- whether costed on a per minute or per month basis, both are only incurred ONCE SOLD -- POWERFUL CONNECTIONS also incurs the costs of acquiring customers commissions paid to POWERFUL STUFF, advertising, billing, collecting, servicing and accounting. Some of these costs are variable and others are fixed.

     A paging carrier can provide service for approximately $2 per month per customer to a reseller. The reseller might sell this service for anywhere from $4 to $15 per number per month. A cellular company might make its network available to a reseller for a price ranging between 10CENTS and 20CENTS per minute (depending on the time of day), plus charges for the telephone number, activation, etc. The reseller obtains a markup on this time.

     The potential for profit increases as more customers are added -- because the volume discount increases as more customers are added and much of the cost of the computerized backoffice overhead is fixed -- better overhead leverage.

     Typically, the reseller must perform certain functions, most of which are computerized:

         - Marketing to the customer, contracting and activating the service, providing ongoing technical support and retaining the customer.

         - Credit screening and acceptance of credit risk, if any, and the assumption of the risk for bad debts.

         -   Billing and collecting accounts receivables.

         - Financing the customer receivables and paying the carrier according to contracted schedules and terms.

         - Blocking customers who do not pay their bills or terminating their service. Some of these are reactivated.

     The business experiences a normal customer attrition rate, on average, of between 5% and 10% per month. Therefore, to avoid incurring ongoing service costs, POWERFUL CONNECTIONS must be vigilant about the timing of billing and collecting amounts due, and blocking and terminating non-paying customers. POWERFUL CONNECTIONS pays the carrier on a monthly basis in arrears and must either collect from its customer (in the same month) or terminate the service from the supply side in order to cut future costs for which the Company will get paid.

     An important aspect of the reseller/retailer business is that POWERFUL CONNECTIONS' customers receive periodic service invoices by mail which can also include sales incentives for merchandise available at POWERFUL STUFF stores. A portion of the pager customers return to the store to pay their bills in cash. Their action enables the reseller/retailer to keep in touch, reduces subscriber churn and provides an opportunity to sell other merchandise --accessories are particularly high margin items. Most cellular customers pay their bills directly by mail.

     By combining pager reseller and cellular services with retailing, POWERFUL STUFF will work to obtain competitive advantages in the marketplace.

         - A reseller determines its own packaging of airtime and pricing, and other enticements to attract new customers.

         - The reseller is able to establish a direct service relationship with customers who identify with the retail store -- not some face-less carrier.

         - Highly targeted advertising about accessories and new merchandise at POWERFUL STUFF stores can be included with bills mailed to customers.

         - Over time, a reseller can build a highly refined customer list into a tangible valued asset.

     With the many advances in communication products and services, new product opportunities to combine reselling with retailing should emerge. Management believes that POWERFUL STUFF is advantageously positioned to attract new wireless customers for POWERFUL CONNECTIONS.

     The limited amount of capital investment required to build the pager airtime rebilling business, compared to the cellular airtime rebilling business, has caused management to prioritize accordingly. In addition, the billing cycle management proposes to utilize will actually produce increasing amounts of positive cash flow over time, which amounts can be deployed to help fund the POWERFUL STUFF store chain rollout program.

B.   RESULTS OF OPERATIONS
1.   FISCAL 1997

     i.  BUILDING THE BUSINESS

         Power Plus Corporation, with its Corporate Office now in Toronto, Canada, and its North American Operations Office in Sarasota, Florida, is building a branded chain of specialty niche retail stores which sells wireless telecommunications products and portable fashion electronics. The Company expects approximately 85% of its stores to be in the US. Through its wholly-owned subsidiaries, Power Plus USA, Inc. and Power Plus Canada, Inc., Power Plus operated 51 retail stores by the end of Fiscal 1997 under the trade name POWERFUL STUFF. The majority of these stores were opened in the last four months of Fiscal 1997. The stores, operating from leased premises ranging from 150 to 700 square feet in major enclosed shopping malls in the US and Canada, sell wireless communication products and services (beepers, cellular phones, personal communication systems and related service contracts), and portable electronics (hand-held electronic communications, entertainment, business and lifestyle products). Through POWERFUL CONNECTIONS, the Company is building it wireless airtime and service reselling business and a customer list that will include all parties that were or are airtime customers of the Company.

         At the beginning of Fiscal 1997, the Company was being restructured and reorganized from its former self, then known as Battery One, Inc. Prior to the end of Fiscal 1996 the Company's Former Subsidiaries were assigned into bankruptcy. All of the Company's operations through the end of Fiscal 1996, which had consisted primarily of the sale of batteries and battery-related products to consumers via Company-owned retail stores in Canada and the United States, were conducted through the Former Subsidiaries and all of its capital assets were owned by the Former Subsidiaries. Accordingly, at the end of Fiscal 1996, the Company had no ongoing retail operations and the comparative Consolidated Statements of Operations for Fiscal 1996 and Fiscal 1995 present the results of its former business.

         The Consolidated Financial Statements included with these materials reflect that during the first two quarters of Fiscal 1997 the Company acquired assets, operated only one store in Canada and opened its first US store in July 1996. During Quarters 3 and 4 of Fiscal 1997, Power Plus opened 36 new locations and acquired a chain of 13 retail locations in Florida, bringing the number of locations opened in total to 51, against PLAN 2000's target of 40, by the end of Fiscal 1997. In fact, most stores were opened in mid- December. The timing of the store openings meant that revenues were skewed to Quarter 4 which was, to the extent the stores were fully operational, also favorably impacted by the peak Christmas selling season. As of 18 July 1997, the Company has 36 locations open in the US and 19 in Canada, totaling 55. At the end of Fiscal 1997, the Company had 51 locations open.

         On 1 February 1996, the Company announced its Reorganization Plan subdivided into two parts: PLAN 2000, the Company's 5-year business plan prescribing the manner in which the Company would relaunch and build its business to in excess of 1000 stores by the end of the Year 2000; and, the Financing Plan which prescribed how the Company would finance PLAN 2000's funding requirements. The Reorganization Plan, which incorporated a related Plan of Arrangement, was approved by the Company's shareholders at Fiscal 1996's Annual and Special Meeting of Common Shareholders held on 24 July 1996. The Plan of Arrangement was approved by the regulators and court immediately thereafter.

         Among other matters, shareholders approved as part of the Reorganization Plan the Company's proposal to: change its name; reduce its stated capital by all or virtually all of the accumulated deficit; reorganize and consolidate its capitalization on the basis of 20 pre-consolidation shares for 1 post-consolidation share plus 1 exchange right -- that is to 2,238,281 post-consolidation shares from then record date number of 44,765,613 pre-consolidation shares; and, refinance in accordance with the Financing Plan.

         The Company's Reorganization Plan incorporated a related 3-year Financing Plan, formerly approximately $42 million and recently increased to $49.1 million. The Company had received $15.4 million as of the end of Fiscal 1997, providing the capital needed to fund the first year implementation of PLAN 2000 and the related store rollout program designed to achieve critical mass expeditiously and economies of scale and operating efficiencies. (Please refer to the table in Section C(4) - FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, below.)

         During Fiscal 1997, the Company invested $3,486,592 in capital operating assets, compared to $-nil last year. Of this amount, $1,200,500 was invested in capital operating assets acquired and $2,286,092 was added by purchasing or constructing capital operating assets over the course of the year. At the end of Fiscal 1997, the Company had non-merchandise inventory valued at $247,439 comprised of store furniture and fixtures and POS computer hardware not yet put into service which was included in working capital and that was not amortized. These fixed assets will be deployed as new stores are opened during Fiscal 1998. Since the majority of stores were opened in the last four months of Fiscal 1997 and because of the limited time these fixed assets were deployed in the year, the Company did not amortize its capital investment in those fixed assets this year.

         During Fiscal 1997, the business grew by entering into store leases, buying furniture and fixtures, purchasing equipment and constructing/renovating store locations, and by acquiring businesses.

                                                                         Page 33
    a.)  POWER PLUS CANADA

           On 8 March 1996, the Company closed a purchase transaction with the Trustee responsible for the realization of the assets BOSI whereby it acquired the inventory, furniture and equipment, kiosks, and certain lease entitlements and proprietary interests of its former Canadian subsidiary, including an operating store location at Toronto's Square One, for cash consideration of $200,000.
           During an interim period, the Company employed the inventory, certain lease entitlements and trademarks in its skeletal operations. However, because the longer term redirection of the business operations called for a new appearance and substantial change to merchandise mix, the other assets acquired were sold in the ordinary course of business.

           The Canadian POWERFUL STUFF chain was launched in July 1996. Since then 18 new locations have been opened in Ontario, in the Northeast Region, representing a capital investment of $1,109,932. Total capital investment in operating assets deployed in the business in Canada amounted to $1,309,932 compared to $-nil last year.
           (The $330,035 amount in assets reported last year pertained to the parent company and were not deployed as operating assets.)

    b.)  POWER PLUS USA
           On 17 May 1996, Power Plus USA, Inc., acquired the strategic Pittsburgh Airport AirMall location lease, formerly held by Etc., from the Trustee upon approval of the Western District of New York Bankruptcy Court for cash consideration of $110,000 (US$70,000).

           The US POWERFUL STUFF chain also launched in July 1996, starting in the Northeast Region (Pittsburgh), and then in the Southeast Region (Florida, Georgia, Mississippi, North Carolina and Tennessee).

         -  The Northeast Region

           The US operations commenced with the opening of the Pittsburgh Airport AirMall store at the end of July 1996, ideally situated in the largest airport shopping center in North America, providing POWERFUL STUFF with a flagship store in one of the premier US transportation centers and the foundation for expansion in this Region. Three additional locations were opened during Quarters 3 and 4 of Fiscal 1997, to flesh-out the Pittsburgh District cluster. More locations are planned for the Pittsburgh District and a new District is planned for Detroit in Fiscal 1998.

         -  The Southeast Region

           The Southeast Region's expansion is a blend of new POWERFUL STUFF stores combined with the 13 retail locations acquired in Florida.

           On 17 June 1996, Power Plus USA agreed to purchase certain assets, lease entitlements and the business of PORTRONICS, a specially US retailer, from Consumer Electronics Specialty Stores, Inc. ("CESS"), located in Sarasota, Florida. The acquisition, which closed effective 1 September 1996, included 10 leased stores in Florida, inventories, two rented warehouse/retail facilities and pager repair facilities, one office/retail location (for a total of 13 retail locations) and CESS's proprietary interests. An integral component of the assets purchased also included over 20,000 existing pager customers under contract and the sole right of the Company to the related future rebilling revenue.

           Total consideration of $1,232,066, of which the final installment was paid during the first half of Fiscal 1998, was paid in a combination of cash and the assumption of certain trade liabilities as follows:


     Assets acquired were:                                Consideration therefor was:
       Merchandise inventory              $341,566        Cash, on closing                                $599,189
       Furniture, fixtures & equipment     205,500        Current liabilities assumed                      119,178
       Customer list                       685,000        Amount paid subsequent to Fiscal 1997            513,699
                                           -------                                                         -------
                                        $1,232,066                                                      $1,232,066
                                        ----------                                                      ----------
                                        ----------                                                      ----------



           In addition, Power Plus opened a total of 22 new locations in Georgia, North Carolina, Alabama, Tennessee and Mississippi by year end, representing an incremental capital investment in operating assets of $1,286,160.

           On 12 August 1996, the Company announced an agreement in principle to enter into a joint venture with C-Con Acquisition Company Inc. of Florida to resell cellular telephone services through POWERFUL STUFF retail stores. In light of priorities otherwise, it was determined to abort this transaction at no cost or expense to the Company

     ii. MANAGEMENT PRIORITY FOR FISCAL 1997 WAS PLANNING FOR THE FUTURE

          During the first half of Fiscal 1997 in the early start up phase, the Company had only 1 store open, 20 by the end of Quarter 3 and 51 by the end of the year. The weighted average number of months that stores were open during the year was only 3 -- substantially less than break-even, which is estimated to be 125 stores.

         In this context, and as was expected, the administrative and overhead costs, including specialty legal and accounting fees for restructuring and reorganizing the Company following the bankruptcies of the Former Subsidiaries, were substantial. Also, new management invested significant time researching and planning for the Company's future, for which the administrative and overhead costs have also been substantial in context of the start up operations. For most of the year, the Company's management was occupied in laying the foundations for the building process which began only late in Fiscal 1997.

         In addition, the Company, in anticipation of the planned future growth of the business, made the strategic decision to hire an experienced and proven senior management team which may appear to some to be more than is required for current business needs -- but, is in fact considered necessary to prepare for delivering the growth contemplated in PLAN 2000. Hiring in anticipation of need represents a form of insurance -- to both accomplish the goals set out in PLAN 2000, and to prudently drive and manage the planned rapid growth process. This, therefore, is another reason administrative and overhead expenses for Fiscal 1997 appear higher than they would be otherwise for a mature operation. The
         Company intends to continue its pre-hiring policy for the next two years as planned to provide and train the management required to accomplish its goals and objectives.

         While management did have the option of capitalizing certain of these expenditures, which represented a substantial amount in the aggregate, the decision was made to expense them in the period incurred so that the future results of the new business would not be tarnished by any amount of amortization from these non-recurring expenses in future periods.

         The long-term business of the Company is building and operating the POWERFUL STUFF retail store chains and POWERFUL CONNECTIONS wireless reseller business. The transition from the planning to the operating phase is being marked by the building of an experienced operating team and, accordingly, management foresees that administrative and overhead expenses will come into line with industry standards, and ultimately become suitably leveraged as the future numbers of stores and wireless customers increase.

     iii.CONSIDERATION OF FISCAL 1997 BUSINESS RESULTS

         The following table sets forth certain items reflected in the Company's consolidated statement of operations expressed as percentages of sales:



                                                                PERCENTAGE OF SALES
                                                        ----------------------------------
                                                                            TRANSITION FYE
                                                          FYE 31 JANUARY      31 JANUARY
                                                        ------------------    ----------
                                                         1997        1996        1995
                                                        ------      ------      ------
Cost of sales                                           58.5%       42.4%       49.1%
Operating, occupancy & administrative expenses           n/a       133.3%       66.2%
Net loss                                                 n/a        84.9%       17.4%


(1) Operating and administrative expenses included write-off of assets abandoned in 1996.

     Cost of sales as a percentage of total sales for the period reported on herein was 58.5%, reflecting certain inefficiencies which management believes are short-term. These include the cost of writing off inventory, restructuring the merchandise mix and the negative impact of less than optimal purchasing power facing a small chain lacking sufficient credit support from vendors. Management expects the Cost of Sales to decrease over time as a percentage of sales once the Company reaches critical mass and settles on its merchandise mix. In addition, the Company has recently began developing and nurturing new relationships with vendors and expects this will lead to a better gross profit, benefiting from lower merchandise costs in the future and other cost abatement inducements from vendors.

     Fiscal 1997's operating and administration expenses, are not comparable to Fiscal 1996, principally because pursuant and subsequent to the bankruptcies of the Former Subsidiaries, the Company was initially focused on reorganizing, restructuring and planning for the future. Fiscal 1996 expenses also included the loss on the abandonment of assets in Fiscal 1996. In the long-term, the Company's administration is expected to be structured so that a number of new stores can be added without a corresponding increase in administrative overhead, thus leveraging on the fixed overhead expenses.

     The amount of amortization for the period increased in comparison to Fiscal 1996 because the Company had acquired assets during the year and had capitalized certain intangible assets (deferred costs of issuing Special Notes and deferred issuing costs of warrant financings), and was amortizing the discount on the Special Notes at the rate of $70,000 per quarter.

     No corporate income taxes were payable in Fiscal 1997. Management expects the amount of accrued income tax losses being carried forward and available for sheltering future business income is approximately $20 million. This amount is not reported in the Consolidated Balance Sheet.

2.   FISCAL 1996

     By the final quarter of Fiscal 1996, it had become apparent to then management that on the basis of the Company's share capitalization, and in consideration of the continued non-profitability of Etc., the Company, notwithstanding its best efforts, was not able to complete the financing of former management's turnaround program on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management, which were subsidized by BOSI to its serious detriment.

     In December 1995, BOSI made a voluntary assignment into bankruptcy pursuant to the CANADIAN BANKRUPTCY AND INSOLVENCY ACT. In December 1995, Etc. made a voluntary petition seeking protection under Chapter 11 of the US BANKRUPTCY CODE, which in January 1996 was converted to a Chapter 7 filing. The Company is the largest creditor of the Former Subsidiaries but does not expect to receive any recovery of substance upon the winding up of these bankruptcies expected during Fiscal 1998.

     The Company is not directly nor indirectly liable for any debt or liability of the Former Subsidiaries and has no outstanding guarantees or undertakings with respect to any third party claim against the Former Subsidiaries.

     All of the Company's operations, which consisted primarily of the sale of batteries and battery-powered products to consumers via Company-owned retail stores in Canada and the United States, were conducted through the Former Subsidiaries and all of its capital assets were owned by the Former Subsidiaries. As at 31 January 1996, the Company, therefore, had no ongoing retail operations.

     The Consolidated Statements of Operations for Fiscal 1996 reflect the decline in operations experienced by the Former Subsidiaries, as compared to Fiscal 1995. The loss from operations reported in the Company's Consolidated Financial Statements is $4.4 million. In addition, the loss on abandonment of Former Subsidiaries in the amount of $118,767, increased the net loss to $4.5 million.

     The Consolidated Financial Statements for Fiscal 1996 and 1995 include the accounts of the Battery One, Inc., BOSI and Etc. All significant intercompany accounts and transactions between the parent company and the Former Subsidiaries were eliminated.

     No corporate income taxes were payable in Fiscal 1996. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income, is approximately $15 million. This amount is not reported in the Consolidated Balance Sheet.

3.   TRANSITION FISCAL 1995

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

     The Company's consolidated net loss for 1995 (no taxes were payable in Fiscal 1995) was $1.5 million compared to $2.1 million in Fiscal 1994. The US operations accounted for about 66.6% of the 1995 net loss, compared to 66% of the 1994 net loss. The 1995 and 1994 losses equated to losses per share of $0.05 and $0.07 on an increased weighted average number of common shares outstanding of 34,694,521 compared to 31,806,154. The comparable losses per share, restated for the effect of the 20:1 reverse-split, equate to $1.00 and $1.40, respectively.

C.   Financial Condition, Liquidity and Capital Resources

The Company's Reorganization Plan approved last year incorporated a 3-year $42 million Financing Plan which was recently increased to $49.1 million. The Financing Plan provides the framework to fund the initial growth and related interim working capital shortfall. This is the period according to PLAN 2000 before the Company becomes self-sustaining, that is when future growth can be self-financed from internally generated cash flows. Management projects that the Company must expand to the 125 store level before it will attain profitable operations. Management anticipates reaching critical mass by the end of calendar 1997. It is expected that long-term debt and new equity capital will provide the necessary funding for future growth and the operating losses incurred during this growth stage, although no assurances can be given that this funding will be completed as planned. As at Fiscal 1997 year end, the Company had raised the equity capital and long-term debt it had forecasted.

For an overview of both completed financings and planned financings, please refer to the table in Section C(4) - SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL, below.

Management estimates that the Company will attain the ability to fund its future rate of growth from internally generated cash flows at approximately the 600 store-level. Subject to the timing and amounts received, management estimates that the Company can become self-sustaining by the end of Fiscal 1999. The current Financing Plan calls for $49.1 million, needed to meet the rapid pace set by management of the rollout program. The change in the amount relates to the additional costs of reorganizing and planning phases, the impact of the deviation in the timing of the receipt of capital proceeds from the Exchange Rights which was originally forecasted for early December 1996 (theoretically in time for merchandise purchases for the Christmas season but since this amount was received at the end of January 1997, it was too late to be deployed to boost Christmas sales), and the acquisition of the 13 retail locations in Florida in September 1996.

1.   FINANCIAL INSTRUMENTS DEPLOYED BY THE FINANCING PLAN

     The financing-related securities, including the Special Warrants and the Special Notes which are convertible into Common Shares, were sold by private placement to ACCREDITED INVESTORS. These securities were issued pursuant to the applicable securities laws in the governing jurisdictions and were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption form registration contained in Section 4(2) of the SECURITIES ACT OF 1933, as amended. (Please also refer to the table in Section C(4)
     - SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL, below.)

     i.   FISCAL ADVISOR ENGAGED FOR FISCAL 1997

          The Company engaged C.M. Oliver & Company Limited of Toronto (the "Agent") effective 1 March 1996 as its fiscal advisor and agent for a one-year term. The term was not extended. The Agent assisted the Company on a best efforts basis in raising the capital required for its Reorganization Plan, in accordance with the Financing Plan.
          The Agent's compensation includes a warrant to purchase up to 4.5 million pre-consolidation shares of the Company at 10 CENTS per share (225,000 post-consolidation Common Shares at $2.00 per share). This share purchase option considered on a post-consolidation basis represents potential dilution of up to 675,000 Common Shares, and the possibility of up to $1.2 million in the aggregate in additional capital. During Fiscal 1997, 205,219 Common Shares were issued to the Agent for $410,438. The balance of up to 19,781 Common Shares, representing potential additional capital proceeds of up to $39,562 are expected to be exercised in September 1997.

          As well, the Agent's compensation included a 8% commission for certain capital amounts raised. During Fiscal 1997, the Company paid a total of $752,000 in cash and 45,000 Common Shares as a payment in kind on account of commission and finder's fees.

                                                                         Page 39
     ii.  1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

          During Fiscal 1997, the Company completed the 1996 Special Warrant Private Placement Financing (the "1996 Special Warrants") of $4.5 million representing an aggregate of 45 million 1996 Special Warrants. The closings of the first and second tranches took place on 1 March and 2 April 1996, representing 38.5 million 1996 Special Warrants, which were issued at a purchase price of 10 CENTS per Special Warrant (or 2.25 million 1996 Special Warrants at $2.00 on a post-consolidation basis), for gross proceeds of $3.85 million, of which $1.1 million had been received prior to 31 January 1996.
          An additional 6.5 million 1996 Special Warrants representing gross proceeds of $650,000 were issued prior to the end of September
          1996, completing the 1996 Special Warrant Financing in its entirety.

          Each 1996 Special Warrant was converted effective 31 January 1997 at no additional consideration into 1 Common Share plus 1 Class B Warrant which consists of two entitlements: firstly, entitling holders to acquire up to an aggregate of 2.25 million Common Shares at an exercise of $2.00 per share (equivalent to 45,000,000 shares at 10 CENTS per share on a pre-consolidated basis), on or before 30 September 1997, representing additional potential future capital to the Company in the aggregate of up to $4.5 million; and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an aggregate of a further 2.25 million Common Shares at an exercise purchase price of $2.50 per share (equivalent to 45,000,000 old shares at 12.5 CENTS per share on a pre-consolidated basis), on or before 1 March 1998, representing additional potential future capital in the aggregate of up to $5.6 million. The aggregate future capital injection potentially to be derived from the Class B and BB Warrants on a fully exercised basis is $10.1 million.

          The 1996 Special Warrant financing terms provided that the Company would incur a 10% penalty payable by the issuance of additional 1996 Special Warrants to the holders of the 1996 Special Warrants, that is a further 4.5 million 1996 Special Warrants on a pre-consolidation basis in prescribed circumstances, representing additional dilution of 225,000 Common Shares. Those prescribed circumstances required the Company to file a prospectus in Ontario and Alberta by 14 June 1996 to qualify the 1996 Special Warrants as free-trading to be lawfully offered to the public, and to obtain a final prospectus receipt by 26 July 1996, failing which the penalty would be invoked. The Company was unable to meet such obligations and the penalty has therefore been incurred. The entitlements attached to these penalty 1996 Special Warrants are the same as the 1996 Special Warrants.

          Holders of the penalty 1996 Special Warrants will not be required to pay to receive the Common Shares included therein, but the Class B and BB Warrants attached thereto will include the same exercise price required to be paid for them to be acquired, that is $2.00 per Common Share for the Class B Warrant and $2.50 per Common Share for the Class BB Warrant. The penalty 1996 Special Warrants represent up to an aggregate of 450,000 additional Common Shares in dilution, and the potential of up to an aggregate of $1 million in additional capital on a fully diluted basis.

          None of the Class B Warrants, Class BB Warrants, Penalty Class B Warrants or Penalty Class BB Warrants were exercised prior to year end. As of 18 July 1997, 550,000 Class B Warrants have been exercised providing $1.1 million gross proceeds.

          On 30 June 1997, the Company announced by news release that it has received approval for a three-month extension of the expiry date of the outstanding Class B Warrants and Class B Penalty Warrants from 30 June 1997 to 30 September 1997. All other terms and conditions remained the same.

     iii. SHARE CAPITAL REORGANIZATION AND CONSOLIDATION AND EXCHANGE RIGHTS ENTITLEMENTS

          The reorganization and consolidation of the Company's outstanding share capital occurred pursuant to a Plan of Arrangement under
          Section 86 of the BUSINESS CORPORATIONS ACT, ALBERTA, which had received shareholder, court and regulatory approval. In general terms, the Company reorganized and consolidated all of its issued old shares (of which 44,765,613 pre-consolidation shares had been issued and outstanding as of 1 November 1996) on the basis of every 20 old shares before consolidation being reorganized and consolidated into 1 Common Share (that is, after consolidation there would be 2,238,281 issued post-consolidated Common Shares) plus 1 Exchange Right. Under the terms of this consolidation, respecting the loyalty of the Company's long-term shareholders and seeking their continuing support on an equal footing with the Special Warrant holders, and considering the Company's capital requirements, each consolidated Common Share had attached to it 1 exchange entitlement (the "Exchange Rights") to purchase 1 unit of the Company's equity (the "Exchange Rights Units") on or by 31 January 1997.

          The Exchange Rights entitled holders to purchase up to an aggregate of 2,238,281 Exchange Rights Units of the Company at an exercise price of $2.00 per unit (equal to 10 CENTS per unit on a pre-consolidation basis), on or before 31 January 1997.

          Each Exchange Rights Unit consisted of one Common Share plus one purchase warrant, hereinafter referred to as the Class A Warrants. The Class A Warrants shall consist of two entitlements: firstly, entitling holders to purchase 2,238,281 Common Shares of the Company at an exercise price of $2.00 per Common Share (equivalent of 10 CENTS per share on a pre-consolidation basis), on or before 30 September 1997, representing additional potential future capital to the Company up to an aggregate of $4.5 million (less the amount exercised during Fiscal 1997); and, secondly, conditional upon the exercise of the Class A Warrant, a collateral warrant, hereinafter referred to as the Class AA Warrant, entitling holders to purchase up to an aggregate of a further 2,238,281 Common Shares of the Company at an exercise price of $2.50 per Common Share (equivalent of 12.5 CENTS per share on a PRE-CONSOLIDATION basis), on or before 1 March 1998, representing additional potential future capital to the Company in the amount of up to an aggregate of $5.6 million (less the amount already exercised). The potential capital injection that may be derived from the Exchange Rights on a fully diluted basis is $10.1 million in the aggregate.

          Effective 31 January 1997, all the Exchange Rights, which entitled the holder to purchase 1 (post-consolidation) Common Share for $2.00 and receive 1 Class A share purchase warrant, were converted into 2,238,281 Common Shares and the Company received $4,476,562 in new capital.

          Prior to the end of Fiscal 1997, 30,525 Class A Warrants and 1,475 Class AA Warrants were exercised, representing dilution of 31,000
          Common Shares and providing $64,737 additional capital.   As of 18
          July 1997, 422,443 Class A and 4,225 Class AA Warrants have been exercised providing approximately $855,000 proceeds.

          On 30 June 1997, the Company announced by news release that it has received approval for a three-month extension of the expiry date of the outstanding Class A Warrants from 30 June 1997 to 30 September 1997. All other terms and conditions remained the same.

     iv.  SPECIAL NOTES CONVERTIBLE DEBT FINANCING

          The Company initially received approval for a $6 million, 5-year 10% Special Note private placement financing offering. The Company has recently obtained conditional regulatory approval to increase this Offering by $5 million, making it now up to $11 million, in the aggregate, with the same terms and conditions. During Fiscal 1997, the Company completed the $6 million placement in two closings. Each $1,000 principal amount of Special Notes may be converted into an equivalent principal amount of 5-year, 10% convertible fixed and floating secured debentures, currently representing potential future dilution of up to 2.4 million Common Shares. This convertible debt is fully secured by all the assets of Power Plus Corporation.

          At any time on or after the third anniversary date of the issuance of the Special Notes, the Company has the right, upon reasonable notice, to compel holders to convert all or any part of the indebtedness into Common Shares at $2.50 per Common Share, on the condition that the Common Shares have traded at a weighted average price of $4.00 per Common Share or greater during the preceding 10 trading days. Failing conversion by holders in the circumstances of such notice, the Company has the right to repay the whole or any part of the indebtedness, on a PRO RATA basis.

          Interest is payable on the Special Notes semi-annually, on the 31st days of January and July, respectively. Interest paid on the Special Notes during Fiscal 1997 was $251,100.

          The $5 million increase to the Special Notes financing represents the potential of additional dilution of up to 2 million Common Shares, thereby making it 4.4 million Common Shares in the aggregate. Management anticipates completing the private placement of this additional $5 million Special Notes during August 1997 but since this is a best efforts financing, again, no assurances can be given as to its completion.

     v.   1997 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

          The Company has recently obtained conditional regulatory approval to a Special Warrant Private Placement Financing (the "1997 Special Warrants Offering") of $3 million comprised of 1,714,286 Special Warrants, each having a purchase price of $1.75. Each Special Warrant is convertible into 1 Common Share plus 1 share purchase warrant entitling the holder to purchase, for up to one year period thereafter, 1 additional Common Share for $2.00, representing up to $3.4 million in potential additional capital. The Company, therefore, could issue up to 3,428,572 Common Shares over the next year for aggregate proceeds of up to $6.4 million pursuant to this 1997 Special Warrants Offering.

          Management anticipates completing this 1997 Special Warrants Offering during August 1997, although since it is a best efforts financing no assurances can be given either as to the timing or the amount to be completed.

2.   FUTURE POTENTIAL FUNDING FROM THE FINANCING PLAN

     In addition to the foregoing amounts aggregating $15.4 already received by the Company at the end of Fiscal 1997, the 3-year Financing Plan supporting PLAN 2000 as modified now provides future potential funding of up to $33.7 million, summarized by year as follows:

     i.   FISCAL 1998

          To satisfy the projected requirements for calendar 1997 or Year 2 of PLAN 2000, the Financing Plan provides for the projected completion of the 1997 Special Warrants and the completion of the $5 million Special Notes, both during August 1997, plus the Class A Warrants attached to the post-consolidated Common Shares and the Class B Warrants attached to the 1996 Special Warrants which are projected to be exercised on or before 30 September 1997. While no assurances can be given that such financings will be completed in full or on time as planned to meet the financial requirements for calendar 1997, if completed then additional aggregate capital will be available to the Company as follows:


               Class A Warrants (1,2)                  $5 million

               Class B Warrants (3)                    $5 million

               1997 Special Warrants, first tranche    $3 million

               Special Notes, convertible debt         $5 million
                                                       ----------
               Total                                  $18 million
                                                      -----------
                                                      -----------

               (1)  Includes maximum proceeds from Agent's Option Class A
                    Warrants.

               (2) The amount has been adjusted for proceeds received in Fiscal 1997.

               (3) Includes maximum proceeds derived from the Penalty Class B Warrants.


     ii.  FISCAL 1999

          To satisfy the Company's financial requirements for calendar 1998 or Year 3 of PLAN 2000, the Financing Plan provides for: the two-year Class AA Warrants attached to the Common Shares and the two-year Class BB Warrants attached to the 1996 Special Warrants, which are both projected to be exercised on or before 1

          March 1998; as well as the share purchase warrants attached to the 1997 Special Warrants projected to be exercised during August 1998. While no assurances can be given that these warrants will be exercised, the Class AA and BB Warrants and 1997 Special Warrants share purchase warrants will provide additional aggregate capital as follows:

               Class AA Warrants                       $6.1 million

               Class BB Warrants                       $6.2 million

               1997 Special Warrants, second tranche   $3.4 million
                                                       ------------
               Total                                  $15.7 million
                                                      -------------
                                                      -------------


     iii. FISCAL 2000 AND BEYOND

          PLAN 2000's Financing Plan provides the framework for potential sources of new capital in the aggregate of up to $49.1 million during Calendar Years 1996, 1997 and 1998 to fund the implementation of PLAN 2000. Long-term debt and new equity capital are the sources of funding for both future growth and the operating losses incurred during this growth stage. As at Fiscal 1997 year end, the Company had raised both the equity capital and long-term debt envisioned in the Financing Plan. Subject to the availability of the funding, the Company's management anticipates reaching critical mass by the end of calendar 1997 and financial self-sufficiency, in accordance with PLAN 2000 assumptions, including the rollout of new stores, after the total number of stores opened exceeds 600.

          On the basis of the successful completion of the Financing Plan through Year 3 of PLAN 2000, and subject to PLAN 2000 performing on target, the Company would, in the opinion of management, have sufficient resources to repay the Special Notes during Year 4 of PLAN 2000 (if not by then converted), if desirable and required to do so, as well as to complete the rollout of PLAN 2000 as proposed for Years 4 and 5, without the Company being required to raise additional capital and incur further equity dilution. The Company, however, can give no assurances that this will in fact be the case.


3.   SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL

     The following table presents the potential impact on share capitalization from the realization of the Financing Plan, as currently revised, as of 18 July 1997, reflecting transactions completed in Fiscal 1997. The table sets out those components of the Financing Plan already fully completed and the estimated timing applicable to other components.
      The information is presented on a fully diluted basis and does not account for the portions of the Class A, AA and B Warrants exercised to date.

     While no assurances can be given that any or all of the future events will be completed in full in accordance with the estimated timing, as set out in the Financing Plan, if all elements were completed and exercised in full prior to their respective expiry dates, as the case may be, then the number of Common Shares and the fully diluted share capital, exclusive of allowable management incentive options reserves, would be as follows:


                                                                                             SHARES    CAPITAL         TIMING
                                                                                           ----------  -------         ------
       $ amounts are expressed in Canadian Dollars in millions; assumes maximum dilution)                       COMPLETED  ESTIMATED
                                                                                                                ---------  ---------

i   CONSOLIDATED, BEGINNING SHARE CAPITALIZATION  (from 44,765,613 shares on 20:1 basis):

    a.) Post-consolidation number of Common Shares and equivalent number of                 2,238,281     $0.0  Nov. 1996
        Exchange Rights Units

    b.) Potential dilution and capital raised from Exchange Right Units and included
        Class A & AA  Warrants:

        i)   One Exchange Rights Unit  to receive one Common Share at $2.00 and one         2,238,281     $4.5  Jan. 1997
             Class A Warrant

        ii)  One Class A Warrant to purchase one Common Share at $2.00 and receive          2,238,281     $4.5             Sep. 1997
             one Class AA Warrant  (note: 30,525 Class A Warrants were exercised prior to Fiscal 1997 year end.)

        iii) One Class AA Warrant to purchase one Common Share at $2.50                     2,238,281     $5.6             Mar. 1998
             (note: 1,475 Class AA Warrants exercised prior to Fiscal 1997 year end.)

        iv)  Agent's Option to purchase 225,000 Common Shares at $2.00 and receive            225,000     $0.5  Dec. 1996
             equal number of Agent's Option Class A Warrants

        v)   Agent's Option Class A Warrants to purchase up to 225,000 Common Shares          225,000     $0.5  Mar. 1997
             at $2.00 and receive equal number of Agent's Option Class AA Warrants

        vi)  Agent's Option Class AA Warrants to purchase up to 225,000 Common                225,000     $0.6             Mar. 1998
             Shares at $2.50

ii  1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

    a.) Special Warrants for $2.00 that were exchanged during  first quarter of  Fiscal     2,250,000     $4.5  Mar. 1996
        1998 for Common Shares and an equivalent number off Class B Warrants

    b.) One Class B Warrant to purchase one Common Share at $2.00 and receive               2,250,000     $4.5             Sep. 1997
        one Class BB Warrant

    c.) One Class BB Warrant to purchase one Common Share at $2.50                          2,250,000     $5.6             Mar. 1998

    d.) Penalty Special Warrants  to receive 225,000 Common Shares at  no cost and            225,000     $0.0  Jan. 1997
        255,000 Class B Penalty Warrants

    e.) Class B Penalty Warrants to purchase up to 225,000 Common Shares at $2.00             225,000     $0.5             Sep. 1997
        and receive equal number of  Class BB Penalty Warrants

    f.) Class BB Penalty Warrants to purchase up to 225,000 Common Shares at $2.50            225,000     $0.6             Mar. 1998

iii SPECIAL NOTES:  CONVERTIBLE INTO COMMON SHARES AT $2.50 PER SHARE

    a.) $6 million - first and second tranche                                               2,400,000     $6.0  Sep. 1996

    b.) $5 million - third tranche                                                          2,000,000     $5.0             Aug. 1997

iv  1997 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

    a.) Special Warrants purchase warrants for $1.75 to purchase Common Shares              1,714,285     $3.0             Aug. 1997

    b.) Special Warrants share purchase warrants to purchase Common Shares for $2.00        1,714,285     $3.4             Aug. 1998
                                                                                            ---------     ----
v   NUMBER OF SHARES, FULLY DILUTED (1)                                                    24,881,694
                                                                                           ----------
                                                                                           ----------
vi  CAPITAL AVAILABLE, ASSUMING FULL DILUTION                                                            $49.1
                                                                                                         -----
    Less amounts already received:

       during Fiscal 1997                                                                                $14.3

       during Fiscal 1996                                                                                 $1.1
                                                                                                         -----
vii POTENTIAL CAPITAL DERIVED FROM EXISTING FINANCING INSTRUMENTS                                        $33.7
                                                                                                         -----
                                                                                                         -----

    (1)  Excludes amount of allowable management incentive options.  There are no such options issued.


4.   STATED CAPITAL REDUCTION

     In accordance with the Plan of Arrangement incorporated in the Reorganization Plan, the Company reduced both the stated capital amount for the Common Shares and the accumulated deficit by $26,670,825, effective 31 July 1996. It is management's opinion, after making the adjustment, that the balance sheet better represents the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company as it proceeds to implement its 5-year business plan.

5.   PRIOR TO FISCAL 1997

     Over the several years prior to Fiscal 1997, the Company experienced significant operating losses and was required to meet ongoing cash flow requirements by selling shares on a private placement basis. The Company raised approximately $1.8 million during the 9-month period ended 31 January 1995. On 29 July 1994, 3 million share purchase warrants were exercised and the Company issued 3 million shares for cash proceeds of $660,000. In addition, on 29 July 1994 the Company completed a private placement financing of special warrants. The Company issued 6,363,636 special warrants at 22CENTS each, for cash proceeds of $1.4 million. Each special warrant entitled the holder to convert the special warrant at no further consideration into one common share and one-half of one regular warrant. One regular warrant entitled the holder to purchase one share of common stock at $1.00 per share on a pre-consolidation basis or $20.00 per share post-consolidation. During Fiscal 1996, 4,498,454 special warrants were exchanged, 1,279,000 special warrants were exchanged during Fiscal 1995 and the remainder in February 1996 were exchanged for common shares. No regular warrant, which has now expired, was exercised.

D.   OUTLOOK

Last year, the Company estimated that it could open 40 stores by year end -- it accomplished 51 -- and today has 55 stores opened compared to only 1 a year ago. Last year, the Company estimated that it would raise $13 million for funding for the reorganization and restructuring, and for planning and commencing operations in accordance with PLAN 2000. In fact, the Company received $15.4 million. Last year, the Company was planning for opening a chain of retail stores, whereas now the chain is a North American reality. POWERFUL STUFF stores incorporate a distinctive and appealing look that landlords, vendors and staff are enthusiastic about -- and POWERFUL CONNECTIONS is a new, complementary wireless airtime rebilling business that has the ability to produce increasing and substantial cash flow with minimal capital investment. Last year, the Company was preoccupied with restructuring and reorganizing, but this year management is busy building the future business. This represents a dramatic change. Management estimates, subject to the availability and timing of planned financing, that by the end of Fiscal 1998 the Company can achieve critical mass by opening 125 stores -- the break even point.

Until the Company reaches critical mass, however, it will be dependent on the timing and availability of external financings to sustain its operations in the start up mode and for expansion capital. As the pace of the rollout is responsive to management control, it can, within the short-term, be adjusted to conform to the financing risk. But, until the Company exceeds critical mass and can rely on the cash flow from normal operations to sustain those operations, it is, in the meantime, required to rely on the timing and availability of financings. At its current size, the Company can be responsive and flexible, but until it exceeds the estimated 125 store break-even point, the business will not generate surplus cash. Accordingly, when the timing and availability of financings deviates from the assumptions in PLAN 2000, the business may be also adversely impacted. In the short-term, the Company can responsibly conserve cash by controlling merchandise purchases resulting, however, in a temporary sales decline.

ITEM 7a--      QUANTITATIVE AND QUALITATIVE
               DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 --      FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 14(a) hereof are incorporated herein by reference and are filed as a part of this report.

ITEM 9 --      CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE

During Fiscal 1997, there were no changes in nor disagreements with the Company's auditors concerning accounting and financial disclosure.

During Fiscal 1996, the Company's Board of Directors changed the Company's auditors to BDO Dunwoody, Chartered Accountants, of Toronto, Canada, effective 16 April 1996, on the recommendation of the Company's Audit Committee and in accordance with the National Policy No. 31 of the CANADIAN SECURITIES ADMINISTRATION, replacing Price Waterhouse LLP, Certified Public Accountants, of Pittsburgh, Pennsylvania, which appointment was approved at the Company's last annual general meeting of shareholders. By written acknowledgment dated 15 April 1996, Price Waterhouse LLP advised the Company of its determination that it was no longer in a position to continue its audit engagement. The resignation arose out of circumstances surrounding the relocation of the Company's executive offices from the United States to Toronto, Canada, and the related application of that accounting firm's governing corporate policies in such circumstances. During the Company's two most recent fiscal years and the subsequent interim period preceding the resignation, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, nor auditing scope or procedures.

                                   PART III

ITEM 10 --     DIRECTORS AND EXECUTIVE OFFICERS
               OF THE REGISTRANT

The following table sets forth the names of all directors and executive officers of the Company as of 18 July 1997, all positions and offices held by each such person with the Company or each such person's principal occupation or employment, the name and principal business of any organization by which such person has been employed for the past five fiscal years, and the period during which such person has served as such.

A.   DIRECTORS AND EXECUTIVE OFFICERS

At Fiscal 1996's Annual and Special Meeting of Common Shareholders held on 24 July 1996, the shareholders adopted a special resolution to amend the Articles and By-Laws of the Company to provide for the election and retirement of the directors in rotation, and for the terms governing the removal of directors. The amendments divided the Board of Directors into three classes, as nearly equal in number as the then total number of directors may permit. At Fiscal 1996's meeting, J. Douglas Elliott and R. Bruce Freeman were elected as directors and agreed to stand, each for a term of office expiring at the third succeeding annual meeting of shareholders. Eric D. Sigurdson was elected a director and agreed to stand for a term of office expiring at the second succeeding annual meeting of shareholders. The Company's Board of Directors is currently comprised as follows:



                                                                                         COMMENCEMENT      CONCLUSION OF
     NAME              AGE                         POSITION                               OF SERVICE       CURRENT TERM
     ----              ---                         --------                               ----------       ------------
J. Douglas Elliott     45      Director of the Company since 1994 and Chairman,           19 August         July 1999
                               CEO and President of the Company since December               1994
                               1995; Lawyer by background; President of Elliott &
                               Associates, Inc. 1987 to present; Elliott & Associates
                               provides consulting services to the investment and
                               financial services industries specializing in the
                               structuring, financing and management of investment
                               opportunities, and financial public relations.

R. Bruce Freeman       44      Director of the Company since 1989, Vice Chairman          13 January        July 1999
                               of the Company since 1993 and CFO and Treasurer               1989
                               since September 1995; Chartered Accountant by
                               background, with joint degree in accounting and law;
                               Managing Partner of Freeman & Associates which
                               provides consulting services to corporations and
                               individuals in the investment and financial services
                               industries specializing in the structuring, financing and
                               management of special projects; Prior to May 1991,
                               Vice-President and Chief Financial Officer of
                               Magnasonic Canada, Inc., a corporation which held
                               major interests in Sanyo Canada, Inc., Major Video
                               Super Stores and holds an interest in Magnasonic
                               Lloyds Company, Inc.



                                                                                         COMMENCEMENT      CONCLUSION OF
     NAME              AGE                         POSITION                               OF SERVICE       CURRENT TERM
     ----              ---                         --------                               ----------       ------------
Eric D. Sigurdson      45      Director of the Company since 1995, a Chartered             1 March          July 1998
                               Accountant by background, and the principal of                1995
                               Keystone International, involved in management
                               consulting and business development, emphasizing
                               mergers & acquisitions and strategic direction.  Mr.
                               Sigurdson is currently rolling out the aggressively
                               expanding Krispy Kreme specialty doughnut store
                               chain in the St. Louis and Chicago markets for which
                               he acquired the regional development rights.  Mr.
                               Sigurdson was formerly employed by The Horsham
                               Corporation and its US subsidiary, Clark Refining &
                               Marketing Inc., as its Executive Vice President and
                               Chief Financial Officer. Prior to his employment with
                               Horsham, Mr. Sigurdson was President and a Director
                               of Toronto Dominion Real Estate Inc., a real estate
                               investment banking venture of Toronto Dominion
                               Bank, and Director of Mergers & Acquisitions of
                               Toronto Dominion Securities Inc. Mr. Sigurdson also
                               serves as a member of the Company's Audit and
                               Advisory Compensation Committees.



To strengthen the Company's new operations, the Board of Directors has resolved to increase its membership from three (3) to seven (7) members and to seek the election of the following new members for the following terms at the upcoming 12 September 1997 Annual General Meeting of Common Shareholders.

1. JOHN S. BRONSON - Mr. Bronson has agreed to stand for election to the Company's Board of Directors for a term of office expiring at the third succeeding annual meeting of shareholders. Mr. Bronson, the Chairman of the Company's Advisory Council and Compensation Committee, is the Executive Vice President of Human Resources of Pepsi-Cola Worldwide Beverage Co. of Somers, New York. Mr. Bronson brings a depth of multiple unit retail organizational experience and marketing background with his commitment to the Company. Amongst other responsibilities with PepsiCo, Mr. Bronson headed up the Human Resources strategy and implementation for 6,000+ Kentucky Fried Chicken, Pizza Hut and Taco Bell units in over 80 countries.

2. MICHEL DUBUC - Mr. Dubuc has agreed to stand for election to the Company's Board of Directors for a term of office expiring at the first succeeding annual meeting of shareholders. Mr. Dubuc is a member of the Company's Advisory Council. An Architect Associate AIA for over 25 years, Mr. Dubuc is the principal of the renowned, award-winning Michel Dubuc Concept, a specialty firm he founded bringing together a full-time staff of 45 Architects, Interior Designers and Graphic Artists to offer innovative and market-sensitive design solutions for individual and chain retailers. Mr. Dubuc's firm has been responsible for the conceptualization of numerous retail store prototypes and the design of over 1,200 projects with the emphasis on the US retail marketplace. Mr. Dubuc and his firm were commissioned by Power Plus to assist in the development of the company's new generation of POWERFUL STUFF stores.

3. HARLEY MINTZ - Mr. Mintz has agreed to stand for election to the Company's Board of Directors for a term of office expiring at the third succeeding annual meeting of shareholders. Mr. Mintz, a Chartered Accountant, has been Managing Partner of Mintz

     & Partners, Chartered Accountants, of Toronto, Canada, since 1982.
     Mintz & Partners is the 15th largest accounting firm in Canada. As a member of NEXIA International, Mintz & Partners is also part of the 15th largest accounting organization in the world, with affiliates in 7 Canadian cities and more than 80 countries. Mr. Mintz serves as a member of the Advisory Council and Compensation Committee of Power Plus.

4. DAVID A. WILLIAMS - Mr. Williams has agreed to stand for election to the Company's Board of Directors for a term of office expiring at the second succeeding annual meeting of shareholders. Mr. Williams is a member of the Company's Advisory Council. Mr. Williams, the principal of Roxborough Holdings Limited, is now an active private investor who, amongst his diverse financial interests, seeks out special situation small cap opportunities such as Power Plus, committing capital, time and experience to companies he invests in to assist such companies during their high-growth phase of development. Mr. Williams was formerly the President and Chairman of Beutel, Goodman, a highly regarded Canadian investment counseling firm, during a period of extraordinary growth when that firm expanded to over $11.6 billion under management.

There is no arrangement nor understanding known to the Company between any person named above, other than as disclosed herein. (See ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.) There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

During Fiscal 1997, the Board of Directors held sixteen (16) meetings, of which all meetings were attended by all members of the Board of Directors. The minutes of such meetings together with all other consent resolutions of the Board of Directors were distributed to all directors for signature and approval. The Company's Corporate Secretary appointed by the Board of Directors is Michael J. Perkins. Mr. Perkins, the Managing Partner of Ogilvie & Co., Barristers & Solicitors, of Calgary, Alberta, is also the Company's specialty Canadian securities counsel. With a multi-dimensional law practice, Mr. Perkins has an accomplished reputation advising public companies, specializing in organizational matters, statutory compliance and venture capital/corporate finance.

The Company is required to have an AUDIT COMMITTEE which currently consists of R. Bruce Freeman (Chairman), J. Douglas Elliott and Eric D. Sigurdson.
The general function of the Audit Committee is to review the overall audit plan and system of internal controls of the Company, to review the results of the external audit and to resolve any problems with the Company's auditors. During Fiscal 1997, the Audit Committee held six (6) meetings at which all members attended. Upon Messrs. Bronson and Mintz being elected and standing to the Board of Directors, it has been resolved by the Board of Directors that they will be appointed members of the Audit Committee.

The Company's Board of Directors has also established a MANAGEMENT COMMITTEE which consists of J. Douglas Elliott and R. Bruce Freeman, the constitution and membership of which has been approved by the shareholders. The Management Committee, during the intervals between meetings of the Board of Directors, is entitled to exercise all powers of the Board of Directors in respect of the management and direction of the business and affairs of the Company (save and except only those specified in Section111 of the BUSINESS CORPORATIONS ACT ALBERTA, in all cases in which specific direction shall not have been given by the Board of Directors). The Management Committee meets as required to fulfill its mandate.

The Company has no other standing Committees of the Board of Directors.

The Company has formed an ADVISORY COMPENSATION COMMITTEE which currently consists of John S. Bronson (Chairman), Harley Mintz and Eric Sigurdson. The general function of the Advisory Compensation Committee is to review the Company's overall compensation policy and to ensure an independent review of compensation. None of the Company's officers participated in any decisions concerning the compensation of officers. Upon Messrs. Bronson and Mintz standing as directors, it has been resolved by the Company's Board of Directors that the Advisory Compensation Committee will then be duly constituted as a standing committee of the Board going forward.

The Company has also formed an ADVISORY COUNCIL composed of a number of diversified and accomplished business executives, experienced and acclaimed in their respective fields of endeavor. Mr. John S. Bronson is currently Chairman of the Advisory Council and Managing Advisor, International Relations. The general function of the Advisory Council is to act as an action-oriented, think-tank resource group to assist and support the Corporation's Board of Directors and its management team to execute and expand upon the strategic corporate business plan. In some circumstances, the Advisory Council will serve as a forum for certain members to be considered for future directorships, as in the case of Messrs. Bronson, Mintz, Williams and Dubuc, all of whom are now standing for election to the Board of Directors of the Corporation (see ITEM 10 B. (i), (ii), (iii) &
(iv), above). Areas of targeted expertise include marketing, merchandising, real estate, franchising, human resources, public relations, finance and international affairs. The Directors will augment the membership of the Advisory Council from time-to-time, but currently its members include John S. Bronson, Frederick Ley (human resources), Harley Mintz (corporate structuring and taxation), Stephen Mamarchev (market research), David A. Williams (strategic planning) and Michel Dubuc (store design). Upon Messrs. Bronson, Mintz, Williams and Dubuc being elected and standing as directors, they will no longer serve as members of the Advisory Council.

On 29 September 1994, in the US District Court for the Northern District of California, the US Securities and Exchange Commission ("SEC") issued a complaint for injunctive and other relief against J. Douglas Elliott, Chairman, CEO and President of the Company, in a matter unrelated to the Company. The complaint alleges that in various periods during 1990 and 1991, Mr. Elliott, while an officer and director of Dimples Group Inc. ("Dimples"), a Canadian corporation engaged in the manufacture and distribution of diapers, violated Section 10(b) of the SECURITIES EXCHANGE ACT OF 1934 and Rule 10b-5 thereunder in connection with a general solicitation of US investors in the United States to purchase Dimples securities. The SEC complaint alleged that Mr. Elliott, among other things, wrote press releases that were materially misleading in that they included revenue projections and statements regarding the test-marketing of Dimples' diaper product, Dimples' financing efforts and information on production and sales figures that did not have a reasonable basis in fact.

Mr. Elliott has informed the Registrant as follows in regard to the SEC complaint:

     He denies the SEC's allegations and considers that they are themselves without any reasonable basis in fact. He disputes that the SEC has any jurisdiction in respect of Dimples and its management. He will vigorously pursue legal remedies available to him in the circumstances as required and advised.

     Mr. Elliott has also advised the Company that he believes the SEC complaint resulted from an investigation undertaken by the SEC arising out of unfounded allegations made by former management of Dimples to the SEC in 1991. Mr. Elliott has advised that these complaints of former management were the subject of legal and administrative proceedings in Canada, in which, according to Mr. Elliott, these allegations were found to be without merit and to be an abuse of process, the proceedings having been determined in favor of Dimples and Mr. Elliott. Mr. Elliott has indicated that he, Dimples and its management rely upon these findings in their defense.

This complaint is not expected to have any material impact on future operating results or the financial conditions of the Company.

B.   EXECUTIVE OFFICERS

The Company's officers are chosen by and serve at the pleasure of the Board of Directors. In addition to certain Directors who are also executive officers of the Company, set forth below is certain background information regarding other executive officers of the Company appointed by the Directors to strengthen the Company's new operations. Hiring and developing the human resources to propel POWERFUL STUFF to 1000+ stores and a $500+ million business is a major challenge facing Power Plus. To meet PLAN 2000's objectives, all senior management of the Company must be experienced and proven executives WHO HAVE DONE IT BEFORE. The strategy is to hire professionals who bring with them the experience and discipline of successfully implementing the policies, procedures and programs required to manage multi-unit retail operations, with numerous employees, in decentralized locations, and to make them profitable.

1.   PAUL BRUNETTE, SENIOR VICE PRESIDENT, MERCHANDISING AND RETAIL SERVICES
     - Mr. Brunette was formerly with the Incredible Universe division of Tandy Corporation as Merchandise Manager for consumer electronics. Previously, Mr. Brunette was responsible for the development and implementation of national merchandising and marketing programs as National Category Manager for Circuit City Stores. Prior to his National Category assignment, he held a number of progressive merchandise positions within Circuit City. Mr. Brunette will be responsible for the strategic direction of POWERFUL STUFF merchandising, including buying, merchandising promotions and vendor relations, as well as customer services and warehousing and distribution.

2. REBECCA L. HARVEY, SENIOR VICE PRESIDENT, RETAIL OPERATIONS - Ms. Harvey was formerly Vice President, Sales/Human Resources Administrator of Champs Sports, where she had responsibility for human resource functions, store operations, and training programs during the period when Champs grew from 40 to over 500 stores. Ms. Harvey previously worked in training and development for Joske's of Texas Department Stores (Allied Stores) and Maas Brothers Department Stores. Ms. Harvey was also Director, National Accounts, for AEI Music Network where she was responsible for creating enhanced audio and media environments for major retail chains. Ms. Harvey will be responsible for POWERFUL STUFF's operations and the

     Company's marketing strategy, as well as for recruiting and training of the 4000 POWERFUL STUFF people needed to achieve PLAN 2000's objectives.

3. KENNETH C. MARINO, SENIOR VICE PRESIDENT, REAL ESTATE - Mr. Marino was formerly Director of Real Estate for Sunglass Hut International, Inc. During a period of exceptional growth and multiple unit rollout, Mr. Marino played a key role in Sunglass Hut's expansion to over 2000 stores in shopping centers across North America. Mr. Marino will be responsible for POWERFUL STUFF's real estate rollout program.

4. RONALD K. SCHMIDT, VICE PRESIDENT, CONSTRUCTION - Mr. Schmidt has extensive retail construction background, working with national tenants and contractors in a project management capacity with various developers, including Rouse, Federated Stores Realty and Prime Group.
     In addition to construction his responsibilities, Mr. Schmidt has been responsible for overseeing tenant coordination programs while working on mall developments, including Town Center in Boca Raton, Tampa Bay Center, Foot Hills Mall in Tucson and Sherway Gardens Mall in Toronto. Mr. Schmidt will employ his 20 years of retail construction experience to build Power Plus' construction division to support the development of 250+ POWERFUL STUFF stores a year.

C.   MANAGEMENT ORGANIZATION CHART




                        [MANAGEMENT ORGANIZATION CHART]

D. FORMER SIGNIFICANT EMPLOYEES

The Company no longer maintains employment associations with:

     i.   Mr. G. Thomas Alison, formerly acting Chief Operating Officer;

     ii.  Mr. Chuck Rogers, formerly Vice President, Retail Operations;

     iii. Ms Sandra Porter, formerly Vice President, Finance and Administration;

     iv. Mr. Kenneth Levin, formerly Senior Vice-President, Wireless Division; and,

     v.   Mr. Joseph Adler, formerly Vice President, Construction.

E.   SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

None of the Company's officers or directors have filed reports on Forms 3, 4 & 5 with the Securities and Exchange Commission. Officers and directors file similar insider reports with The Alberta Stock Exchange as required.

ITEM 11 -- EXECUTIVE COMPENSATION

1. During Fiscal 1997, the Company employed a total of ten (10) executive officers. The aggregate cash compensation (including salaries, fees, commissions, bonuses paid for services rendered during the most recently completed fiscal year, bonuses paid during the most recently completed fiscal year for services rendered in a previous fiscal year, and any compensation other than bonuses earned during the most recently completed fiscal year the payment of which was deferred) paid to such executive officers by the Company and its subsidiaries for services rendered during Fiscal 1997 was approximately $766,438.

2. There were no amounts set aside nor accrued by the Company during Fiscal 1997 to provide pension, retirement or similar benefits for the officers and directors of the Company, pursuant to any existing plan, contract, authorization or arrangement provided or contributed to by the Company.

3. The directors of the Company are entitled to but have not received a fee for attending meetings and are reimbursed for travel and other expenses properly incurred while attending meetings of the Board of Directors or any committee thereof or in the performance of their duties as directors of the Company. The directors are eligible to receive stock options pursuant to the Company's Incentive Stock Option Plan, as described below.

4.   INCENTIVE STOCK OPTION PLAN

     i. Pursuant to a resolution of the Board of Directors of the Company dated 20 June 1996, the Company established a stock option plan for the Board of Directors, management, employees, consultants and associates of the Company (the "Stock Option Plan"). The shareholders approved and ratified the adoption of the Stock Option Plan at Fiscal 1996's Annual General and Special Meeting of Common Shareholders. The purpose of the Stock Option Plan is to afford persons who provide services to the Company, whether as directors, management, employees or otherwise, an opportunity to obtain a proprietary interest in the Company by permitting them to purchase Common Shares and to aid in attracting, as well as retaining and encouraging, the continuing involvement of such persons with the Company. Subject to the terms of the Stock Option Plan, the Board of Directors have full authority to administer the Stock Option Plan upon such terms as the Board of Directors, in their sole discretion, shall determine, provided no option shall be granted under the Stock Option Plan after 10 July 2001. Up to ten percent (10%) of the issued and outstanding Common Shares of the Company, from time-to-time on a non-diluted basis, have been reserved and set aside for issuance upon exercise of options which may be granted pursuant to the Stock Option Plan.

     ii. A copy of the Stock Option Plan may be obtained at no charge by each shareholder of the Company upon written request being made to the Chief Financial Officer of the Company, at the executive offices of the Company.

     iii. No stock options were granted to executive officers or directors during Fiscal 1997.

     iv. There are no stock options issued and outstanding as at the date hereof. However, the Board of Directors of the Company has resolved, subject to regulatory approval, to reserve for issuance up to and until 30 September 1997, stock options to purchase up to and including 950,000 Common Shares for granting to the Company's directors, officers, employees, advisors and consultants, at an exercise price of $1.25. This resolve is a matter of business for the resolve of the Company's shareholders at Fiscal 1997's upcoming Annual General Meeting of Common Shareholders on 12 September 1997.

5.   OTHER PLANS

     i.   The Company does not have any pension or retirement plans.

     ii. There is no plan or arrangement in respect of compensation received or that may be received by executive officers or directors in the most recently completed fiscal year with a view of compensating those officers in the event of their termination of employment or a change of responsibilities following a change of control.

     iii. Other than as herein set forth, the Company did not pay any additional compensation to the executive officers or directors (including personal benefits and securities or properties paid or distributed which compensation was not offered on the same terms to all full-time employees), during Fiscal 1997.

6. Other than as herein set forth, no director, executive officer nor any of their respective associates or affiliates is or has been at any time since the beginning of the last completed fiscal year indebted to the Company or any of its subsidiaries.

7. There are no material interests, direct or indirect, of the current directors, executive officers, and shareholders who beneficially own, directly or indirectly, more than five percent (5%) of the outstanding Common Shares or any known associate or affiliates of such persons, in any transaction which has materially affected the Company other than as hereinafter set forth.

None of the Company's executive officers participated in any decisions concerning the compensation of executive officers, this being expressly the responsibility of the Company's Advisory Compensation Committee.

ITEM 12 --     SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount of Common Shares beneficially owned by directors and executive officers of the Company and each person known by the Company to be beneficial owner of more than five percent of the Common Shares as of 18 July 1997.

A.   DIRECTORS AND OFFICERS SHAREHOLDINGS


                                                                  AMOUNT AND NATURE OF           PERCENT
     NAME OF BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP (1)      OF CLASS (2)
     ------------------------                                    ------------------------      ------------
     J. Douglas Elliott                                                    NIL                      NIL
     R. Bruce Freeman                                                     15,000               Less than 1%
     John Bronson                                                         75,000               Less than 1%
     Paul Brunette                                                         NIL                      NIL
     Rebecca Harvey                                                        NIL                      NIL
     Kenneth C. Marino                                                     NIL                      NIL
     Harley Mintz                                                         70,000               Less than 1%
     Eric D. Sigurdson                                                    10,000               Less than 1%
     David A. Williams                                                   710,000                    9.3%
                                                                         -------                   -----
     All executive officers and directors as a group                     880,000                   11.5%
                                                                         -------                   -----
                                                                         -------                   -----

B.   OTHER SHAREHOLDINGS EXCEEDING FIVE PERCENT (5%)


                                                                  AMOUNT AND NATURE OF           PERCENT
     NAME OF BENEFICIAL OWNER                                    BENEFICIAL OWNERSHIP (1)      OF CLASS (2)
     ------------------------                                    ------------------------      ------------

     AGF Management Limited                                              526,890                     7%
     BPI Canadian Opportunities Fund                                     926,890                    12%
                                                                         -------                    ---
               Total                                                   1,453,780                    19%
                                                                       ---------                    ---
                                                                       ---------                    ---

     1    Securities beneficially owned include:  securities which the named person has the right to acquire within 60 days as of the date hereof, such as through the exercise of any option, warrant or right;
          securities directly or indirectly held by the named person or by certain members of his family for which the named person has sole or shared voting or investment power.

     2    Percent of class based on 7,620,730 Common Shares outstanding as of the date hereof.  Common
          Shares which an individual or group has the right to acquire within 60 days pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other individual or group shown in the table.

     3    Elliott & Associates, Inc. (which provides the services of J. Douglas Elliott as the Chairman, CEO and President of the Company) and R. Bruce Freeman are expected to have the opportunity to derive material benefit from the potential of participation in the Company's Stock Option Plan (see ITEM 11
          (4) - EXECUTIVE COMPENSATION) and from the Management Services Agreement (see ITEM 13 (1) -
          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).



ITEM 13 --     CERTAIN RELATIONSHIPS AND RELATED
               TRANSACTIONS

1. The Company's Advisory Compensation Committee and Board of Directors agreed to enter into a 5-year Management Services Agreement made between the Company and a private Management Company beneficially owned and controlled by Elliott & Associates, Inc. (which provides the services of J. Douglas Elliott as the Chairman, CEO and President of the Company) and R. Bruce Freeman, the Vice Chairman, CFO and Treasurer of the Company. The Board of Directors and the Advisory Compensation Committee consider that the general terms of the Management Services Agreement, as proposed, provide for an appropriate and complete incentive-based compensation package in terms comparable to normal industry standards, designed to ensure the ongoing care and management of the Company while providing reasonable compensation for the executive officers critical to the turnaround and reorganization of the Company's business and to its future success. The entering into of the Management Services Agreement has been approved by the Company's shareholders. Subject to the final approval of the Advisory Compensation Committee and Board of Directors as to the details of the Management Services Agreement and final regulatory approval, this Agreement includes the following general terms and conditions:

     i.   a term expiring on 31 January 2000;

     ii. the reimbursement of the Management Company's unpaid historical services provided to the Company together with expenses incurred from 1 September 1994, up to and including 29 February 1996, by the issuance of 200,000 Common Shares of the Company;

     iii. the payment of an annual management fee to be determined by the Advisory Compensation Committee and approved by the Board of Directors; plus industry standard benefits and the reimbursement of all reasonable out-of-pocket expenses incurred by the Management Company on behalf of the Company; and,

     iv. the issuance of up to and including 400,000 post-consolidated Common Shares of the Company at a zero cost base, issuable over the term of the Management Services Agreement upon achieving certain performance thresholds during each of the periods ended 31 January 1997, 31 January 1998, 31 January 1999, and 31 January 2000, the particulars of which performance thresholds are to be determined by the Advisory Compensation Committee and the Board of Directors.

2. The Company retains Ogilvie & Company, Barristers & Solicitors, of which Michael J. Perkins is a partner, to perform specialty securities work and for corporate organizational matters for which the Company incurred fees of $152,955 in Fiscal 1997. Mr. Perkins is Corporate Secretary of the Company.

                                    PART IV

ITEM 14 --     EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  1.   INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS
               OF POWER PLUS CORPORATION                                     F-1


               Auditors' Report dated 19 June 1997                           F-2


               Consolidated Balance Sheets for the fiscal years ended
                  31 January 1997 and 1996                                   F-3


               Consolidated Statements of Operations for the fiscal
                  years ended 31 January 1997, 1996 and 1995                 F-4


               Consolidated Statements of Deficit for the fiscal years
                  ended 31 January 1997, 1996 and 1995                       F-5


               Consolidated Statements of Changes in Financial Position
                  for the fiscal years ended 31 January 1997, 1996 and 1995  F-6


               Notes to Consolidated Financial Statements                    F-7

          2.   INDEX OF FINANCIAL STATEMENT SCHEDULES
               None

          3.   EXHIBITS
               The exhibits listed on the accompanying index of exhibits are filed as part of this Annual Report on Form 10-K.



     (b)  Reports on Form 8-K

               1. Form 8K dated 31 October 1996, filed with the Securities and Exchange Commission on 1 November 1996 reporting the Company's 1-for-20 reverse stock split and the Company's new trading symbols.

     (c)  Index of Exhibits



          EXHIBIT                          DESCRIPTION
                                           -----------
          NUMBER
          ------

            *3.1       Certificate of Incorporation, as amended, of the Company.

           **3.2       By-laws of the Company.

           **4.1       Specimen Common Share Certificate.

           **4.2       Incentive Stock Option Plan.

             4.3       Form of Special Note

         ***16 Letter regarding change in the Company's Auditors from Price Waterhouse, LLP, of Pittsburgh, Pennsylvania, to BDO Dunwoody, Chartered Accountants, of Toronto, Canada.

            27         Financial Data Schedule (EDGAR purposes only)


______________________________

* A complete copy of the Company's Articles of Incorporation, as they existed before the amendment filed as an exhibit to this document, were previously filed as an exhibit to the Company's Annual Report on Form 20-F with the Securities and Exchange Commission for the fiscal year ended 12 April 1990 and incorporated herein by reference thereto.

** Previously filed as an exhibit to the Company's Annual Report on Form 20-F with the Securities and Exchange Commission for the fiscal year ended 12 April 1990 and incorporated herein by reference thereto.

*** Previously filed as an exhibit to the Company's Form 8-K filed dated 15 April 1996 and incorporated herein by reference thereto.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the SECURITIES EXCHANGE ACT OF 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                          POWER PLUS CORPORATION



     Date:  7 August 1997                            By:  /s/ J. Douglas Elliott
                                                         -----------------------
                                                            J Douglas Elliott
                                                         Chief Executive Officer





Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 7th day of August 1997.





                                                     /s/  J. Douglas Elliott
                                               ---------------------------------
                                                         J Douglas Elliott
                                                     Chairman, CEO and President
                                                   (Principal Executive Officer)






                                                     /s/  R. Bruce Freeman
                                               ---------------------------------
                                                        R Bruce Freeman
                                                      Vice Chairman, CFO
                                             (Principal Financial and Accounting
                                                           Officer)






                                                      /s/  Eric D. Sigurdson
                                               ---------------------------------
                                                         Eric D.Sigurdson

                                                                    Page F - 1


           INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS


Auditors' Report dated 19 June 1997                               F-2

Consolidated Balance Sheets for the fiscal years ended
    31 January 1997 and 1996                                      F-3

Consolidated Statements of Operations for the fiscal years
    ended 31 January 1997, 1996 and 1995                          F-4

Consolidated Statements of Deficit for the fiscal years
    ended 31 January 1997, 1996 and 1995                          F-5

Consolidated Statements of Changes in Financial Position
    for the fiscal years ended 31 January 1997, 1996
    and 1995                                                      F-6

Notes to Consolidated Financial Statements                        F-7

                                                                    Page F - 2


                MANAGEMENT'S STATEMENT OF RESPONSIBILITY

The management of Power Plus Corporation is responsible for the preparation of the accompanying financial statements and the preparation and presentation of all information in the Annual Report. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada and are considered by management to present fairly the financial position and operating results of the Company.

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

The Company's independent auditors, BDO Dunwoody, Chartered Accountants, have examined the financial statements and their report follows.

          J. Douglas Elliott                       R. Bruce Freeman
       Chairman, CEO & President            Vice Chairman, CFO & Treasurer

       -------------------------------------------------------------------

                                AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF POWER PLUS CORPORATION:

We have audited the consolidated balance sheet of Power Plus Corporation as at 31 January 1997 and 1996 and the consolidated statements of operations, deficit and changes in the financial position for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at 31 January 1997 and 1996 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.

The consolidated financial statements as at 31 January 1995 and for the period then ended were audited by other auditors who expressed an opinion without reservation thereon in their report dated 16 June 1996.
                           ___________________________
                                  BDO Dunwoody
                              Chartered Accountants
                                 Toronto, Canada

                                  19 June 1997

                                                                    Page F - 3


                              POWER PLUS CORPORATION
                           CONSOLIDATED BALANCE SHEETs
                                as at 31 January
                  ($-AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

                                                     1997             1996
                                                     ----             ----
                     ASSETS

 Current assets:
    Cash and cash equivalents                     $4,341,243          $1,288
    Accounts receivable                              202,319          64,001
    Inventory                                      1,809,529               0
    Prepaid expenses                                 395,849          19,760
                                                     -------          ------
                                                   6,748,940          85,049
 Capital assets, net - SEE NOTE 5                  2,652,157               0
 Deferred charges, net - SEE NOTE 6                  705,120         244,986
 Other assets, net - SEE NOTE 6                      937,637               0
                                                     -------               -

                                                 $11,043,854        $330,035
                                                 -----------        --------
                                                 -----------        --------


                  LIABILITIES

 Current liabilities:
    Accounts payable and accrued liabilities      $2,715,813        $507,208

 Special Notes - SEE NOTE 7                        4,740,000               0
                                                   ---------               -
                                                   7,455,813         507,208
                                                   ---------         -------


      SHAREHOLDERS' EQUITY / (DEFICIENCY)

Share capital - SEE NOTE 8
  Authorized at no par value:
     An unlimited number of common shares
     An unlimited number of preferred shares
  Issued: 4,508,562 common shares
   (1996 - 39,192,975 PRE-CONSOLIDATION
   COMMON SHARES)                                  7,398,300      26,016,484
Convertible component of Special Notes
 - SEE NOTE 7                                      1,400,000
Deficit - SEE NOTE 8                              (5,210,259)    (26,193,657)
                                                  -----------    ------------
                                                   3,588,041        (177,173)
                                                   ---------        ---------
                                                 $11,043,854        $330,035
                                                 -----------        --------
                                                 -----------        --------

                                                                    Page F - 4

                              POWER PLUS CORPORATION
                        Consolidated Statements of Operations
                           31 January 1997, 1996 and 1995
                    ($-AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

                                       1997              1996                  1995
                                       ----              ----                  ----

                                              - SEE NOTES  2 & 4    - SEE NOTES  2 & 4
SALES                               $4,080,598        $5,375,229            $8,547,973
Cost of sales                        2,389,115         2,268,678             4,199,471
                                     ---------         ---------             ---------
    Gross profit                     1,691,483         3,106,551             4,348,502
                                     ---------         ---------             ---------
EXPENSES
  Operating and administration       7,105,723         7,229,637             5,637,840
  Amortization                         273,187           299,698               200,078
                                       -------           -------               -------
LOSS FROM OPERATIONS                 5,687,427         4,422,784             1,489,416
Loss from abandonment of Former
 Subsidiaries                                0           118,767                     0
                                             -           -------                     -

    NET LOSS FOR PERIOD             $5,687,427        $4,541,551            $1,489,416
                                    ----------        ----------            ----------
                                    ----------        ----------            ----------

LOSS PER SHARE - SEE NOTE 8
NET LOSS PER SHARE                       $2.54             $2.50                 $0.94
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                  2,238,281         1,814,534             1,590,307
(RESTATED ON A POST-CONSOLIDATION
 BASIS FOR 1996 AND 1995)


                                                                    Page F - 5

                            POWER PLUS CORPORATION
                       Consolidated Statements of Deficit
                         31 January 1997, 1996 and 1995
                  ($-AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

                                            1997              1996                1995
                                            ----              ----                ----
                                                     - SEE NOTES 2 & 4   - SEE NOTES 2 & 4
Deficit, beginning of period            $26,193,657        $21,652,106         $20,162,690
Net loss for period                       5,687,427          4,541,551           1,489,416
Less:  Stated capital reduction
 - SEE NOTE 8                            26,670,825                  0                   0
                                         ----------                  -                   -

  Deficit, end of period                 $5,210,259        $26,193,657         $21,652,106
                                         ----------         ----------          ----------
                                         ----------         ----------          ----------

                                                                    Page F - 6

                             POWER PLUS CORPORATION
            Consolidated Statements of Changes in Financial Position
                         31 January 1997, 1996 and 1995
                  ($-AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)

                                                 1997            1996              1995
                                                 ----            ----              ----
                                                      - SEE NOTES  2 & 4   - SEE NOTES  2 & 4
CASH PROVIDED BY (USED IN) OPERATING
 ACTIVITIES
  Loss for period                            $(5,687,427)    $(4,541,551)     $(1,489,416)
  Items not affecting cash
    Loss on abandonment of Former
     Subsidiaries                                      0         118,767
    Amortization                                 273,187         299,698          200,078
                                                 -------         -------          -------
                                              (5,414,240)     (4,123,086)      (1,289,338)
  Changes in non cash operating items
    Accounts receivable                         (138,318)         92,089         (126,329)
    Inventory                                 (1,809,529)      2,086,443         (237,347)
    Prepaid expenses                            (376,089)        171,721          (75,396)
    Accounts payable and accrued liabilities   2,208,605      (1,600,936)         142,832
    On abandonment of Former Subsidiaries              0       1,964,066                0
                                                       -       ---------                -
                                              (5,529,571)     (1,409,703)      (1,585,578)
                                              -----------     -----------      -----------
CASH PROVIDED BY (USED IN) FINANCING
 ACTIVITIES
  Issue of common shares and warrants          8,052,641       1,334,100        1,795,402
  Notes payable                                        0         (44,257)          (5,743)
  Special Notes - SEE NOTE 7                   6,000,000               0                0
                                               ---------               -                -
                                              14,052,641       1,289,843        1,789,659
                                              ----------       ---------        ---------
CASH PROVIDED BY (USED IN) INVESTING
 ACTIVITIES
  Purchase of capital assets - SEE NOTE 3     (2,671,310)              0          (19,889)
  Deferred charges                              (550,573)       (209,106)         (35,780)
  Purchase of other assets - SEE NOTE 3         (961,232)              0                0
                                                ---------              -                -
                                              (4,183,115)       (209,106)         (55,669)
                                              -----------       ---------         --------
Increase (decrease) in cash during period      4,339,955        (328,966)         148,412
Cash, beginning of period                          1,288         330,254          181,842
                                                   -----         -------          -------
CASH, END OF PERIOD                           $4,341,243          $1,288         $330,254
                                              ----------          ------         --------
                                              ----------          ------         --------


                                                                    Page F - 7

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

   Power Plus Corporation is building a specialty chain of niche retail stores throughout North America. Power Plus Corporation, through its wholly-owned subsidiaries Power Plus USA, Inc. and Power Plus Canada, Inc., (collectively, "Power Plus" or the "Company"), operated 51 retail stores at the conclusion of the fiscal year ended 31 January 1997 ("Fiscal 1997") under the trade name POWERFUL STUFF! The majority of these stores were opened in the last four months of Fiscal 1997. The stores, operating from leased premises in major enclosed shopping malls in the US and Canada and ranging from 150 to 700 square feet (averaging approximately 300 square feet), sell wireless communication products and services (beepers, cellular phones, personal communication systems and related service contracts), and hand-held electronic communications, entertainment, business and lifestyle products.

   The Company has not yet reached the 125 store level at which point management estimates it will attain profitable operations. Both long-term debt and new equity capital will be necessary to fund future expansion and the operating losses incurred during its growth phase. The Company's Reorganization Plan, and related Financing Plan, approved by both shareholders and regulators in July 1996, and the Plan of Arrangement approved by the Court, contemplates this reality and provides the structure to accommodate these requirements. As at the end of Fiscal 1997, the Company had received both the equity capital and long-term debt amounts called for in the plan, although the timing of the receipts was in arrears of that projected. Management anticipates reaching critical mass by the end of calendar 1997.

2. SIGNIFICANT ACCOUNTING POLICIES

   a.) BASIS OF PRESENTATION

       Power Plus Corporation was incorporated on 15 December 1986 under the BUSINESS CORPORATIONS ACT, ALBERTA. Power Plus Canada, Inc. was incorporated on 21 July 1988 and was acquired on 13 January 1989, although it remained inactive until July 1996 when it became the entity operating the Canadian chain of retail stores. Power Plus USA, Inc. was incorporated on 27 February 1996 and is the entity operating the US chain of retail stores. Effective 1 September 1996, Power Plus USA, Inc. acquired certain business assets, including lease entitlements, from Consumer Electronics Specialty Stores, Inc. ("CESS"), a privately-owned Florida-based retail chain and wireless reseller. SEE ALSO NOTE 3.

       In addition, Power Plus Corporation also owns two other subsidiaries:
       First Olympia Holdings, Inc. and 554618 Alberta, Inc., the latter being inactive.

       These consolidated financial statements are prepared in accordance with generally accepted accounting principles in Canada and are expressed in Canadian dollars.

                                                                    Page F - 8

   b.) PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements for Fiscal 1997 include the accounts of Power Plus Corporation, Power Plus Canada, Inc., Power Plus USA, Inc. and First Olympia Holdings, Inc.

       During the year ended 31 January 1996 ("Fiscal 1996") and the 9-month period ended 31 January 1995, Power Plus Corporation (then named Battery One, Inc.) conducted all of its business through its then wholly-owned subsidiaries, Battery One-Stop International Inc. ("BOSI") and Batteries Etc., Inc. ("Etc."), (collectively, the "Former Subsidiaries"). During Fiscal 1996 the Former Subsidiaries were assigned into bankruptcy, management ceased to control their affairs and they were abandoned. Accordingly, the Company's net investment in BOSI and Etc. was written off and it ceased to consolidate their accounts and operating results on 14 December 1995 and on 8 December 1995, respectively. The comparative consolidated financial statements include the accounts of the Battery One, Inc., BOSI and Etc. SEE ALSO
       NOTE 4.

       All significant intercompany accounts and transactions between the Company and its subsidiaries have been eliminated.

   c.) INVENTORY

       Inventory consists entirely of finished goods held for resale and is carried at the lower of cost or estimated net realizable value. Cost was determined using the first-in, first-out inventory valuation method.

   d.) PREPAID EXPENSES

       Prepaid expenses consist of amounts paid before the accounting period when such amounts will become expenses and matched to the results of the expenditure. Such amounts include utility, rent and construction deposits.

   e.) FOREIGN CURRENCY TRANSLATION

       Operations of the Company's US subsidiary are considered to be integrated with the Company and accordingly it accounts for the translation of foreign currency transactions and related financial statement items using the temporal method. Under this method, monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical exchange rates, and revenue and expense items are translated at average rates of exchange for the period in which they occur. Exchange gains and losses are included in the determination of net income.

   f.) CAPITAL ASSETS

       Capital assets are recorded at cost. The provision for amortization is calculated on a straight-line basis on the original cost over the following estimated useful lives:

                   Leasehold improvements                       10 years
                   Store furniture and fixtures and kiosks      5 years
                   Office and warehouse equipment               5 years
                   Computer software and hardware               5 years
                   Store design and set-up costs                3 years

       Costs capitalized for new stores and kiosks include all design, delivery, installation and construction costs.

                                                                    Page F - 9

   g.) DEFERRED CHARGES

       Deferred charges are recorded at cost. These costs include patent and trademark filing costs, intellectual properties, cost of raising capital and such other costs that are properly deferred to be matched against the result of the expenditure. The long-term amounts are subject to amortization where the short-term amounts are expensed in the period when the event is completed. The provision for amortization is calculated on a straight-line basis on the original cost over the following four years. Costs of raising capital are deferred until such time as the related transactions are completed and the cost of issuing the Special Notes is amortized over the life of the Special Notes.

       The provision for amortization is calculated on a straight-line basis on the original cost over the following estimated useful lives:

           Trade marks, trade names, intellectual
             properties                                  10 years
           Customer list                                 10 years
           Deferred cost of raising equity capital       until transaction
                                                           completed
           Costs for issuing Special Notes               over five-year life of
                                                           Special Notes

   h.) FINANCIAL INSTRUMENTS

       The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and special notes. Approximately $35,000 of financial assets and $1,672,000 of financial liabilities are denominated in United States Dollars and the Company is exposed to currency risk accordingly. It is management's opinion that the Company is not exposed to interest rate or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

   i.) ACCOUNTING ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

3. PURCHASE OF CERTAIN BUSINESS ASSETS

   On 1 October 1996, Power Plus USA, Inc. completed the purchase of certain assets, lease entitlements and the business called PORTRONICS, from CESS. The acquisition, which was effective 1 September 1996, included 13 leased retail locations in Florida, inventories, two rented warehouse/retail facilities and pager repair facilities, one office location and CESS's proprietary interests.


Assets acquired were:                          Consideration therefor was:
    Merchandise inventory           $341,566       Cash, on closing                       $599,189
    Furniture, fixtures & equipment  205,500       Current liabilities assumed             119,178
    Customer list                    685,000       Amount paid subsequent to Fiscal 1997   513,699
                                     -------                                               -------
                                  $1,232,066                                            $1,232,066
                                  ----------                                            ----------
                                  ----------                                            ----------


                                                                   Page F - 10

4. CESSATION OF CONTROL OF THE FORMER SUBSIDIARIES

   In December 1995, BOSI made a voluntary assignment into bankruptcy pursuant to the CANADIAN BANKRUPTCY AND INSOLVENCY ACT. Also in December 1995, Etc. made a voluntary petition seeking protection under Chapter 11 of the US BANKRUPTCY CODE, which in January 1996, was converted to a Chapter 7 filing. The Company was the largest creditor of the Former Subsidiaries.

   The Company is not directly nor indirectly liable for any debt or liability of the Former Subsidiaries and has no outstanding guarantees or undertakings with respect to any claim against the Former Subsidiaries.

5. CAPITAL ASSETS
                                                 31 JANUARY 1997
                                           ---------------------------------
                                                     ACCUMULATED
                                             COST    AMORTIZATION      NET
                                             ----    ------------      ---
    Store furniture and fixtures
      and kiosks                            $381,112         $0      $381,112
    Leasehold improvements                   771,794          0       771,794
    Office and warehouse equipment           350,104     19,153       330,951
    Computer software and hardware         1,029,633          0     1,029,633
    Store design and set-up costs            138,667          0       138,667
                                             -------          -       -------
                                          $2,671,310    $19,153    $2,652,157
                                          ----------    -------    ----------
                                          ----------    -------    ----------

   The majority of stores were opened in the last four months of Fiscal 1997 and because of the limited time these assets were deployed in the year, the Company did not amortize its capital investment.

   The Company did not own any Capital Assets as at the end of Fiscal 1996.

                                                                   Page F - 11

6. DEFERRED CHARGES AND OTHER ASSETS

   Deferred charges consist of the deferred cost of raising capital for the Company, where the transaction is still pending, costs including fees paid to the Company's fiscal agent for raising the funding for the Special Notes, and certain restructuring and reorganizing costs.

                                                      31 JANUARY 1996
                                        ------------------------------------
                                                       ACCUMULATED
                                              COST     AMORTIZATION      NET
                                              ----     ------------      ---
         Deferred issuing cost of
           capital and long-term debt        $256,946     $11,960      $244,986
                                             --------     -------      --------
                                             --------     -------      --------


                                                 31 JANUARY 1997
                                         -----------------------------------
                                                     ACCUMULATED
                                            COST     AMORTIZATION    NET
                                        ----------   ------------  ---------
       Trade marks, trade names
         and intellectual properties      $276,232      $23,595     $252,637
       Customer list                       685,000            0      685,000
                                           -------            -      -------
       Other assets                        961,232       23,595      937,637
       Deferred issuing cost of
         capital and long-term debt        795,560       90,440      705,120
                                           -------       ------      -------
                                        $1,756,792     $114,035   $1,642,757
                                        ----------     --------   ----------
                                        ----------     --------   ----------

   Included in deferred charges in Fiscal 1996 are amounts pertaining to the cost of raising capital for the Company, which transactions closed in March 1996.

   The deferred issuing cost of capital is charged to the cost of issuing shares when issued. The deferred issuing costs of long-term debt are amortized as financing charges over the term of the debt.

   The Company did not amortize the customer list during Fiscal 1997 because of the limited time between its acquisition and the year end.

7. SPECIAL NOTES

   The Company completed a $6 million Special Notes 5-year 10% convertible fixed and floating charge debentures private placement debt financing during Fiscal 1997, in accordance with the Financing Plan. The Special Notes are convertible, in whole or in part, into Common Shares of the Company at any time, at $2.50 per share, representing potential future dilution of up to 2.4 million Common Shares, and are secured by all the assets of Power Plus Corporation.

   At any time on or after the third anniversary date from their date of issue, the Company has the right, upon reasonable notice, to compel holders of the Special Notes to convert all or any part of the indebtedness into Common Shares for $2.50 per share, on the condition that the shares have traded at a weighted average price of $4.00 per share or greater during the preceding 10 trading days. Failing conversion by holders of the Special Notes in the circumstances of such notice, the Company has the right to repay the whole or any part of the Special Notes, on a PRO RATA basis.

                                                                   Page F - 12

   Interest is payable on the Special Notes semi annually, on the 31st day of January and July. Interest paid on the Special Notes during Fiscal 1997 was $251,100.

   In the opinion of management, the convertible feature of the Special Notes had an assignable fair value of $1,400,000 at the date of issuance, which amount has been classified as a component of shareholders' equity. Correspondingly, the liability component of the Special Notes had an assignable fair value of $4,600,000 at the date of issuance and the difference between this amount and their face value is being amortized on a straight-line basis over their term. For Fiscal 1997, this amortization amounted to $140,000.

8. SHARE CAPITAL

   The Company arranges the private placement of warrant financings from time to time and records the proceeds as equity upon the receipt thereof. As and when the warrants are exchanged for Common Shares, the Company records the issuance of shares. During Fiscal 1997, the Company reorganized its share capital and raised new equity, in accordance with the Financing Plan and Plan of Arrangement, as follows:

   a.) Effective 1 November 1996, the Company's 44,765,613 issued and outstanding common shares were reorganized on the basis of a 20 for 1 consolidation. Each 20 pre-consolidation shares were exchanged for 1 post-consolidation share and 1 exchange right ("Exchange Right").
       Each Exchange Right entitled the holder to purchase for $2.00 one exchange right unit consisting of 1 Common Share and 1 Class A Warrant. Each Class A Warrant entitles the holder to purchase prior to 30 September 1997, 1 Common Share for $2.00 and receive 1 Class AA Warrant. Each Class AA Warrant, in turn, entitles the holder to purchase prior to 1 March 1998, 1 Common Share for $2.50. By the end of Fiscal 1997, 2,238,281 Exchange Rights had been exchanged for an equal number of Common Shares and Class A Warrants. In addition, 30,525 Class A and 1,475 Class AA Warrants were exercised.

   b.) The Company reduced both the stated capital amount for Common Shares and the accumulated deficit by $26,670,825 in order to better present its financial repositioning.

   c.) During Fiscal 1997, the Company completed a Special Warrant private placement equity financing comprised of 2.25 million Special Warrants (originally 45 million Special Warrants pre-consolidation) for $4.5 million. Of this amount, $1.1 million was received in the Quarter 3 of Fiscal 1996. Each Special Warrant entitled the holder to receive 1 Common Share and 1 Class B Warrant. Each Class B Warrant entitles the holder to purchase, prior to 30 September 1997, 1 Common Share for $2.00 and receive 1 Class BB Warrant which, in turn, entitles the holder to purchase, prior to 1 March 1998, 1 Common Share for $2.50. None of the Class B Warrants and Class BB Warrants were exercised by Fiscal 1997 year end.

       As the Special Warrants were not qualified for trading prior to 26 July 1996, the Company was obliged to issue for no consideration 1 Penalty Special Warrant, having the same rights and entitlements, for every 10 Special Warrants. This resulted in the issuance of 225,000 Penalty Special Warrants. All Special Warrants are convertible into common shares, for no additional consideration, one year after their date of their issue.

                                                                   Page F - 13

   d.) The following table sets out the changes to the stated capital and Common Shares.

                                                   SHARES           DOLLARS
                                                 ----------       -----------
         31 JANUARY 1995 BALANCE                 33,914,521       $24,682,384
                                                 ----------       -----------
         Shares issued for cash                     780,000          $244,100
         Warrants exchanged for shares            4,498,454
         Advances in consideration of
          Special Warrant issue                                     1,100,000
         Cost of issuing                                              (10,000)
                                                 ----------       -----------

         31 JANUARY 1996 BALANCE                 39,192,975       $26,016,484
                                                 ----------       -----------

         PRE-CONSOLIDATION
         Shares issued for payment in kind          900,000
         Warrants issued for cash                                   3,773,125
         Warrants exchanged for shares            4,672,638
                                                  ---------
            Total pre-consolidation
             old shares outstanding              44,765,613
                                                 ----------
                                                 ----------

         STOCK CONSOLIDATION AT 20:1 RATIO        2,238,281
         POST-CONSOLIDATION
         Exchange rights exercised for shares     2,238,281         4,476,561
         Warrants issued for cash and
          exchanged for shares                       32,000            80,738
         Cost of issuing                                             (277,783)
         STATED CAPITAL REDUCTION                                 (26,670,825)
                                                 ----------       ------------

         31 JANUARY 1997 BALANCE                  4,508,562        $7,398,300
                                                  ---------        ----------
                                                  ---------        ----------

                                                                   Page F - 14

   e.) The following table summarizes the steps both completed and contemplated by the Financing Plan.


              $-AMOUNTS ARE EXPRESSED INMILLIONS; ASSUMING MAXIMUM DILUTION)                          SHARES     CAPITAL    TIMING
                                                                                                      ------     -------    ------
        i.        CURRENT SHARE CAPITALIZATION (from 44,765,613 shares on 20:1 basis):
            a.)   POST-CONSOLIDATION common shares and equal number of Exchange Rights Units        2,238,281      $0.0  completed
                                                                                                                         Nov. 1996
            b.)   POTENTIAL DILUTION AND CAPITAL DERIVED FROM EXCHANGE RIGHT UNITS:
                  i)   One Exchange Rights Unit to receive one common share at $2.00 and  one       2,238,281      $4.5  completed
                       Class A Warrant                                                                                   Jan. 1997
                  ii)  One Class A Warrant to purchase one common share at $2.00 and receive one    2,238,281      $4.5  estimated
                       Class AA Warrant                                                                                  Sep. 1997
                        (note: 30,525 Class A Warrants were exercised prior to Fiscal 1997 year end.)
                  iii) One Class AA Warrant to purchase one common share at $2.50                   2,238,281      $5.6  estimated
                        (note: 1,475 Class AA Warrants were exercised prior to Fiscal 1997 year                          Mar. 1998
                         end.)
                  iv)  Agent's Option to purchase up to 225,000 common shares at $2.00 and            225,000      $0.4  completed
                       receive the equivalent number of Agent's Option Class A Warrants                                  Dec. 1996
                  v)   Agent's Option Class A Warrants to purchase up to 225,000 common shares at     225,000      $0.4  estimated
                       $2.00 and receive the equivalent number of Agent's Option Class AA Warrants                       Sep. 1997
                  vi)  Agent's Option Class AA Warrants to purchase up to 225,000 common shares       225,000      $0.6  estimated
                       at $2.50                                                                                          Mar. 1998

        ii.       SPECIAL WARRANT PRIVATE PLACEMENT FINANCING:
            a.)   Special Warrants at $2.00, exchanged during first quarter of  Fiscal 1998, for    2,225,000      $4.5  completed
                  common shares and an equal number of Class B Warrants                                                  Mar. 1996
            b.)   One Class B Warrant to purchase one common share at $2.00 and receive one         2,225,000      $4.5  estimated
                  Class BB Warrant                                                                                       Sep. 1997
            c.)   One Class BB Warrant to purchase one common share at $2.50                        2,225,000      $4.6  estimated
                                                                                                                         Mar. 1998
            d.)   Penalty Special Warrants  to receive 225,000 common shares at  no cost and          225,000      $0.0  completed
                  255,000 Class B Penalty Warrants                                                                       Jan. 1997
            e.)   Class B Penalty Warrants to purchase up to 225,000 common shares at $2.00 and       225,000      $0.5  estimated
                  receive the equal number of  Class BB Penalty Warrants                                                 Sep. 1997
            f.)   Class BB Penalty Warrants to purchase up to 225,000 common shares at $2.50          225,000      $0.6  estimated
                                                                                                                         Mar. 1998

       iii        SPECIAL NOTES:  CONVERTIBLE INTO COMMON SHARES AT $2.50 PER SHARE

            a.)   $6 million - first tranche                                                        2,400,000      $6.0  completed
                                                                                                                         Sep. 1996
            b.)   $5 million - second tranche                                                       2,000,000      $5.0  estimated
                                                                                                                         Aug. 1997

       iv         1997 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

            a.)   Special Warrants purchase warrants for $1.75 to purchase common shares            1,714,285      $3.0  estimated
                                                                                                                         Aug. 1997
            b.)   Special Warrants purchase warrants to purchase common shares for $2.00            1,714,285      $3.4  estimated
                                                                                                    ---------      ----  Aug. 1998
       v          NUMBER OF SHARES, FULLY DILUTED (1)                                              24,881,694
                                                                                                   ----------
       vi         CAPITAL AVAILABLE                                                                ----------      $49.1
                  LESS amounts already received:
                               during Fiscal 1997                                                                  $14.3
                               during Fiscal 1996                                                                   $1.1
                                                                                                                    ----
       vii        POTENTIAL CAPITAL remaining available from maximum dilution of existing                          $33.7
                  financing instruments outstanding.                                                               -----
                                                                                                                   -----
                  (1) Excludes amount of allowable management incentive options. There are no such options issued.


                                                                   Page F - 15

   On 29 July 1994, 3,000,000 share purchase warrants were exercised and the Company issued 3,000,000 pre-consolidation common shares for cash proceeds of $660,000. In addition, on 29 July 1994, the Company completed a private placement financing of special warrants whereby it issued 6,363,636 special warrants at $0.22 each for cash proceeds of $1,400,000. Each special warrant entitled the holder to convert the special warrant into one pre-consolidation common share and one-half of one regular warrant. One regular warrant entitled the holder to purchase one share of pre-consolidation common share at $1.00 per share. During Fiscal 1996, 4,498,454 special warrants were exchanged and during the 9- month period ended 31 January 1995, 1,297,000 special warrants were exchanged for pre-consolidation common shares. The remaining 568,182 special warrants were exchanged in February 1996.

   The Company has neither issued nor had any stock options outstanding for the past two years.

9. INCOME TAXES

   During the year ended 31 January 1997 the Company incurred losses aggregating $3,455,000 for Canadian Income Tax purposes, which expire in 2004, and losses of $2,092,000 for United States Income Tax purposes.

   In addition, the Company had incurred losses as of 31 January 1996 of $14,982,000 (1995 - $10,900,000) as a result of the bankruptcy of the Former Subsidiaries during Fiscal 1996, the bankruptcy of a subsidiary during Fiscal 1992 and business losses from operations. These losses have not been recognized for accounting purposes. The loss carry-forwards expire from 1998 to 2003 fiscal years although the ultimate extent to which these losses may be applied against Canadian source earnings from operations is yet to be determined. Losses from the operations of Former Subsidiaries have been excluded from the foregoing. SEE ALSO NOTE 4.

10.CONTRACTUAL COMMITMENTS

   The Company is committed to minimum annual lease payments under operating commercial leases, under terms and conditions typical for retail space, for store locations with initial terms in excess of one year, as follows:

                     Fiscal Year
                     -----------
                         1998         $1,960,609
                         1999          1,815,120
                         2000          1,668,157
                         2001          1,389,474
                         2002          2,074,868
                                       ---------
                                      $8,908,228
                                      ----------
                                      ----------

                                                                   Page F - 16

11.SEGMENTED INFORMATION

   The extent of the Company's operations in Canada and the United States for the years ended 31 January 1997 and 1996, and the 9 months ended 31 January 1995, was as follows:

                                     CANADA     UNITED STATES        TOTAL
                                     ------     -------------        -----
                                                     1997
                                                     ----
             Sales                   $503,429     $3,577,169       $4,080,598
             Net loss              $3,595,000     $2,092,427       $5,687,427
             Total assets          $7,422,843     $3,621,011      $11,043,854

                                                     1996
                                                     ----
             Sales                 $1,749,393     $3,625,836       $5,375,229
             Net loss              $1,076,324     $3,465,227       $4,541,551
             Total assets            $330,035         --             $330,035

                                                     1995
                                                     ----
             Sales                 $2,414,991     $6,132,982       $8,547,973
             Net loss                $498,134       $991,282       $1,489,416
             Total assets          $1,505,984     $3,676,695       $5,182,679


12.US GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

   These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. Except as set out below, these financial statements also comply, in all material respects, with accounting principles generally accepted in the United States and the accounting rules and regulations of the Securities and Exchange Commission.

   a.) INCOME TAXES

       In the United States, under the Financial Accounting Standards Board SFAS 109, Accounting for Income Taxes, the Company would have used the asset and liability method of accounting for income taxes, instead of the deferral method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequence attributable to temporary differences between the carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

       Under SFAS 109, the Company would have tax assets as a result of losses carried forward but would have chosen to provide an allowance against these of 100 percent. Accordingly, its adoption would not have had a material effect on the financial position or results of operations of the Company.

                                                                   Page F - 17

   b.) FOREIGN CURRENCY TRANSLATION

       The Company accounts for the translation of its US subsidiaries financial statements using the temporal method, as discussed in Note
       2. In the United States under SFAS 52, all assets and liabilities would be translated at the rate of exchange in effect at the balance sheet date and the translation adjustments arising would be reflected as a separate component of shareholders equity on the balance sheet.

       The adoption of SFAS 52 would have had no material effect on the financial position or results of operations of the Company.

   c.) LONG-LIVED ASSETS

       In the United States, under SFAS 121, the Company would be required to review its long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, and, if deemed impaired, measure and record an impairment loss based on the fair value of the assets.

       The adoption of SFAS 121 would have had no material effect on the financial position or results of operations of the Company.