Form 10-Q
period 1997-04-30
POWER PLUS CORP
filed 1997-08-15
CIK 853444

           POWER PLUS CORPORATION

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended 30 APRIL 1997 ("QUARTER 1 OF FISCAL 1998"), or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Transition period from            to           .
                                    ----------    ----------

       Commission file number   0-18163    EDGAR Filing Number      000-18163
       CUSIP number           738908102    SEDAR Project Number      00004997

                            POWER PLUS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             (the "REGISTRANT", or the "COMPANY", or "POWER PLUS")


         PROVINCE OF ALBERTA, CANADA                       52-1976897
         (STATE OR OTHER JURISDICTION                (I.R.S. EMPLOYER
         OF INCORPORATION)                      IDENTIFICATION NUMBER)

         7850 WOODBINE AVENUE, SUITE 201,
         MARKHAM, ONTARIO, CANADA                              L3R 0B9
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)        (POSTAL CODE)

         905-479-5683
         800-769-3733                                     905-479-8911
         (TELEPHONE NUMBERS)                              (FAX NUMBER)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the SECURITIES
EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No
                                                                 -----   -----

    As of 18 July 1997 there were 7,620,730 Common Shares of the
Registrant's Common Stock outstanding. (Please refer to Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS concerning the reorganization and consolidation of the Company's stock on the basis of 20 to 1.)

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                          PAGE 2

                                FORM 10-Q INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements                             3
        Consolidated Statement of Operations -
           Three-months and year to date periods ended 30 April 1997
           and 1996

        Consolidated Balance Sheet - 30 April 1997 and 31 January 1997 Consolidated Statement of Changes in Financial Position -
           Three-months and year to date periods ended 30 April 1997
           and 1996
        Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of                               8
           Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    16
Item 2. Changes in Securities                                                16
Item 3. Defaults Upon Senior Securities                                      16
Item 4. Submission of Matters to a Vote of Security Holders                  16
Item 5. Other Information                                                    16
Item 6. Exhibits and Reports on Form 8-K                                     16

Signature                                                                    17

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                          PAGE 3

                        PART I - FINANCIAL INFORMATION

The Company prepares its consolidated financial statements in Canadian Dollars. In this report all references to "$" are to Canadian Dollars, unless otherwise noted.

                                EXCHANGE RATES

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 18 July 1997 was C$1.00 = US$1.37.

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                                 FIRST QUARTER
                         (period ended 30 April 1997)
                                  FISCAL 1998

CONSOLIDATED STATEMENT OF OPERATIONS, (unaudited)

                                                        THREE-MONTH AND YEAR TO DATE
                                                            PERIOD ENDED 30 APRIL
                                                        ----------------------------
(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)                  1997          1996
                                                             ----          ----
SALES                                                    $ 2,739,518    $   14,782
Cost of Sales                                              1,327,332         6,235
                                                         ----------     ----------
GROSS PROFIT                                               1,412,186         8,547
EXPENSES
   Operating and administration                            3,715,268        469,975
   Amortization                                              312,874         15,739
                                                         ----------     ----------
(LOSS) FOR PERIOD                                         (2,615,956)      (477,167)
DEFICIT, BEGINNING OF PERIOD - SEE  NOTE 4                 5,070,259     26,193,657
                                                         ----------     ----------
DEFICIT, END OF PERIOD                                   $ 7,686,215    $26,670,824
                                                         ----------     ----------
                                                         ----------     ----------
LOSS PER SHARE - SEE  NOTE 5                                  $(0.46)        $(0.24)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       5,722,345      1,951,432

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                          PAGE 4
CONSOLIDATED BALANCE SHEET, AS AT

(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)                   30 APRIL 1997   31 January 1997
                                                              -------------   ---------------
                                                               (unaudited)         (audited)
                           ASSETS
Current Assets
   Cash and cash equivalents                                   $ 1,749,493       $ 4,341,243
   Accounts receivable                                             367,170           202,319
   Inventory                                                     2,651,929         1,809,529
   Prepaid expenses                                                678,039           395,849
                                                               -----------       -----------
                                                                 5,446,631         6,748,940

Capital assets, net                                              3,620,755         2,652,157
Deferred charges, net                                              659,532           705,120
Other assets, net                                                  898,592           937,637
                                                               -----------       -----------
                                                               $10,625,510       $11,043,854
                                                               -----------       -----------
                                                               -----------       -----------
                        LIABILITIES

Current Liabilities
   Accounts payable and accrued liabilities                    $ 2,722,177       $ 2,715,813
   Short-term notes payable  - SEE NOTE 6                        2,000,000                 0
                                                               -----------       -----------
                                                                 4,722,177         2,715,813

Special Notes  - SEE NOTE 7                                      4,810,000         4,740,000
                                                               -----------       -----------
                                                                 9,532,177         7,455,813
                                                               -----------       -----------

                    SHAREHOLDERS' EQUITY

Share capital and warrants                                       7,519,548         7,398,300
Convertible component of Special Notes                           1,400,000         1,400,000
Deficit                                                         (7,826,215)       (5,210,259)
                                                               -----------       -----------
                                                                 1,093,333         3,588,041
                                                               -----------       -----------
                                                               $10,625,510       $11,043,854
                                                               -----------       -----------
                                                               -----------       -----------

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                          PAGE 5

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION (unaudited)


(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)                   THREE-MONTH AND YEAR TO DATE
                                                                  PERIOD ENDED 30 APRIL
                                                                  ---------------------
                                                                  1997               1996
                                                                  ----               ----
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

    (Loss) for period                                          $(2,615,955)       $ (477,167)
    Items not affecting cash
      Amortization                                                 312,874            15,739
                                                               -----------        ----------
                                                                (2,303,081)         (461,428)

    CHANGES IN NON CASH OPERATING ITEMS

      Accounts receivable                                         (164,852)                0
      Inventory                                                   (842,400)          (99,993)
      Prepaid expenses                                            (282,190)                0
      Accounts payable and accrued liabilities                       6,364           (77,911)
                                                               -----------        ----------
                                                                (3,586,159)         (639,332)
                                                               -----------        ----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

    Issue of common shares and warrants                            121,248         2,750,000
    Short-term notes payable                                     2,000,000                 0
    Issue of Special Notes                                               0                 0
                                                               -----------        ----------
                                                                 2,121,248         2,750,000
                                                               -----------        ----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

    Purchase of capital assets                                  (1,126,839)          (66,034)
    Increase in deferred charges                                         0          (340,000)
    Purchase of other assets                                             0          (175,500)
                                                               -----------        ----------
                                                                (1,126,839)         (581,534)
                                                               -----------        ----------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS DURING PERIOD       (2,591,750)        1,529,134

Cash and cash equivalents, beginning of period                   4,341,243             1,288
                                                               -----------        ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $ 1,749,493        $1,530,422
                                                               -----------        ----------
                                                               -----------        ----------

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                          PAGE 6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1: The Consolidated Financial Statements are for the three-month period ended 30 April 1997 pertaining to the current fiscal year ending 31 January 1998 ("Fiscal 1998"), and the three-month period ended 30 April 1996 pertaining to the fiscal year ended 31 January 1997 ("Fiscal 1997"), and include the results of operations of Power Plus Corporation and its wholly-owned subsidiaries Power Plus USA, Inc., Power Plus Canada, Inc. and First Olympia Holdings Inc. (collectively, the "Company").

NOTE 2: During Fiscal 1997, management developed a reorganization plan with the intent of rebuilding operations, including a financing plan and statutory Plan of Arrangement (collectively, the "Reorganization Plan"), which received the requisite approvals from the shareholders, regulators and court and is now being implemented. Accordingly, the comparative results of operations for last year were presented on the basis that the Company had recommenced operations although it only operated one store for the first half of Fiscal 1997. (See Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein.)

NOTE 3:   In the opinion of management, the Consolidated Balance
          Sheet as at 30 April 1997 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month periods ended 30 April 1997 and 1996, include all adjustments necessary for a fair presentation of such financial statements.
          Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

          The Consolidated Balance Sheet as at 30 April 1997, and the Consolidated Statements of Operations and Changes in Financial Position for the three-month periods ended 30 April 1997 and 1996 are unaudited. The Consolidated Balance Sheet for Fiscal 1997 was audited and reported in the Company's Annual Report to Shareholders and the related annual SEC FORM 10-K report.

          The Consolidated Financial Statements and notes are presented in accordance with the SEC's FORM 10-Q quarterly report filing requirements, and do not contain certain information included in the Company's annual consolidated financial statements and the notes thereto.

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                          PAGE 7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- continued

NOTE 4:   In accordance with the Reorganization Plan, effective 31
          July 1996 the Company reduced both the stated capital amount recorded for its Common Shares and the accumulated deficit in earnings, each by $26,670,824. Management is of the opinion that, after making the adjustment, the balance sheet better represents the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company as it proceeds to implement its 5-year business plan. (See Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, herein.)

          The Deficit of $7,826,215 reported for the period ended 30 April 1997 already reflects the effect of the stated capital reduction, whereas the amount reported as at 30 April 1996 of $26,670,824 does not. This latter amount was the amount of the stated capital reduction.

NOTE 5:   Loss per Share is based on the weighted average Common
          Shares outstanding for the period. The comparative Loss per Share and weighted average shares outstanding for last year were restated to reflect the 20:1 reverse-split which was effective 1 November 1996.

NOTE 6: Short-term notes payable are unsecured demand notes due 31 August 1997, with interest accruing thereon at 10% per annum, payable in arrears on repayment.

NOTE 7:   The Company completed a $6 million Special Notes 5-year,
          10% convertible fixed and floating charge debentures private placement debt financing during Fiscal 1997, in accordance with the Company's Financing Plan incorporated in its Reorganization Plan. The Special Notes are convertible, in whole or in part, into Common Shares of the Company at any time, at $2.50 per Common Share, representing potential future dilution of up to 2.4 million Common Shares, and are secured by all the assets of Power Plus Corporation. (See Item 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, herein.)

          At any time on or after the third anniversary date from the date of issue, the Company has the right, upon reasonable notice, to compel holders of the Special Notes to convert all or any part of the indebtedness into Common Shares for $2.50 per Common Share, provided that the shares have traded at a weighted average price of $4.00 per share or greater during the preceding 10 trading days. Failing conversion by holders of the Special Notes in the circumstances of such notice, the Company has the right to repay the whole or any part of the Special Notes, on a PRO RATA basis.

          In the opinion of management, the convertible feature of the Special Notes had an assignable fair value of $1.4 million at the date of issuance, which amount has been classified as a component of shareholders' equity. Correspondingly, the liability component of the Special Notes, which had an assignable fair value of $4.6 million at the date of issuance and the difference between this amount and their face value is being amortized on a straight-line basis over their term, is currently $4,810,000. Amortization for this Quarter amounted to $70,000.

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                          PAGE 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

CORPORATE OVERVIEW

Now in its second year of implementing PLAN 2000 with 55 POWERFUL STUFF stores currently open, the Company has additional locations planned for the US in Michigan, Ohio, Missouri, Oregon and Washington, as well as Alabama, Florida, North Carolina and Pennsylvania, and for Canada in Ontario, Alberta and British Columbia. These planned store openings meet the Company's revised goal to be +125 POWERFUL STUFF stores open by November of this year -- in anticipation and preparation for the strategic Christmas season.

>   BUILDING FOR POWERFUL STUFF'S FUTURE

Power Plus' 5-year business plan, PLAN 2000, provides the blueprint for growth to +1000 stores over 5 years, prescribing opening an average of 295 stores in each of calendar 1998, 1999 and 2000 -- the last 3 years of PLAN 2000. Now into its second year of implementation, PLAN 2000 is the foundation for the Company's business and operating strategy for the future, positioning POWERFUL STUFF as: THE RETAIL LEADER IN INNOVATIVE PORTABLE LIFESTYLE COMMUNICATION AND ENTERTAINMENT TECHNOLOGY. In establishing its distinctive retail identity, the Company believes POWERFUL STUFF is the first in the retail marketplace to target the lucrative and untapped ELECTRONICS LIFESTYLE youth market ... the 15 - 25 year olds who define the trends and want the neatest, coolest, hottest stuff. POWERFUL STUFF's marketing strategy is to position stores primarily in major regional malls, in sync with where the primary core customer, the 15 - 25 year old, and the secondary customer, the 25 - 30 year old, spend their time and disposable income. POWERFUL STUFF'S core customer group, teenagers, is growing nearly twice as fast as the general population and is expected to number some 30 million in the US by the Year 2005 -- teens hanging out in malls and each spending, on average, $3,000 a year. Teens make nearly 40% more trips to the malls than other shoppers, spend more time in malls than other age groups, and spend an average of $38.55 per trip to the mall.

The biggest challenge, however, now facing the Company in its drive to achieve its goals and objectives as set out in PLAN 2000, is in the timing and availability of financing. When 125 POWERFUL STUFF stores are opened and operating to plan, the Company can expect to attain critical mass and break even on an annualized basis. Until then, the Company remains dependent upon and at risk for the raising of external capital -- and when the timing and availability of financings deviates materially from the assumptions in PLAN 2000, the overall business and sales are adversely impacted and adjustments must be made. Accordingly, management must be flexible and act responsibly during this period, and be responsive to those matters which it controls, including the pace and timing of the rollout of stores and its purchase commitments to merchandise inventory. In the short-term, the Company can quickly conserve cash by adjusting merchandise purchases, resulting in the potential for temporary sales declines within the existing store base.

The Company's original Financing Plan, forming part of its 1996 Reorganization Plan, provided the initial framework to raise up to $42 million in an orderly manner as needed over the first

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                          PAGE 9

three years of PLAN 2000. During Fiscal 1997, $15.4 million was received as expected, but later than planned. This year, faced with unforeseen adverse junior capital markets, the Company has encountered difficulty raising all of the capital it had forecasted on the time lines projected. After adjusting the rollout of stores as required, management modified the Financing Plan.
On the basis of this revised Plan, the structure is now in place to raise up to an additional $33.7 million over the next two years as follows:

                                                         $-millions
                                                         ----------
     *  1996 Equity Financing Class A Warrants @ $2.00       $5.0     September '97
     *  1996 Financing Class B Warrants @ $2.00              $5.0     September '97
     *  1996 Financing Class AA Warrants @ $2.50             $6.2     March '98
     *  1996 Financing Class BB Warrants @ $2.50             $6.1     March '98
     *  1997 Additional Convertible Debt @ $2.50             $5.0     August '97
     *  1997 Equity Financing Common Shares @ $1.75          $3.0     August '97
     *  1997 Equity Financing Purchase Options @ $2.00       $3.4     August '98
                                                            -----
                          Capital  Available Up To          $33.7
                                                            -----
                                                            -----

Subject to the availability of these funds and the timing of their receipt, management estimates that the Company will be able to finance its future growth from internally generated cash flow at approximately the 600-store threshold, making the Company self-financing by the end of Fiscal 1999 according to PLAN 2000. (For additional details on the Company's Financing Plan, see RESULTS OF OPERATIONS and LIQUIDITY AND CAPITAL RESOURCES, below.)

The Company's rollout plan is based upon the concept of clustering POWERFUL STUFF stores in geographic markets, developing District marketing clusters within Regions. At the maturity of PLAN 2000, POWERFUL STUFF expects to be throughout 7 North American Regions -- the Southeast, Mid-Atlantic, Northeast, North Central, Northwest, Southwest and South Central Regions. By the Year 2000, the typical Region is planned to be 160 stores comprised of an average of 8 District cluster of about 20 stores per District. A typical District will open with a minimum of 5 stores and grow up to 20. A District Manager -- a retailing expert responsible for a profit center that may produce more than $7 million in annual sales -- can then be responsible for growing the operations and performance of 5 growing up to 20 stores. Clustering stores within media areas creates a viable opportunity to advertise effectively and economically.

>   POWERFUL STUFF'S NICHE

POWERFUL STUFF is a new specialty retailing concept launched through Power Plus Corporation. Power Plus' mission is: to be the first to offer the latest in portable electronic solutions for personal communication and entertainment needs -- products and services responsive to consumer demand for personal freedom while staying connected. With Power Plus' Corporate Office established in Toronto, Canada, and its North American Operations Office in Sarasota, Florida, the Company is developing a broad network of Company-owned POWERFUL STUFF stores across North America. This is POWERFUL STUFF'S branded distribution channel, focused on portable lifestyle communications, wearable fashion electronics and palm-top business technology, to meet the expanding demand for wireless communication products and services (beepers/pagers, cellular phones, Personal Communications Systems (PCS) and related service contracts), together with portable electronics (the latest in hand-held electronic

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                         PAGE 10

communications, entertainment, business and lifestyle products). Power Plus has combined these distinct merchandising segments into a single retail store -- POWERFUL STUFF! The pagers/beepers and cell phones featured at POWERFUL STUFF stores are a source of significant per transaction revenue, contributing additional strong secondary margins through accessory and airtime sales plus activation fees, and generating recurring revenues from customer airtime and service renewals for POWERFUL CONNECTIONS. The fashion electronics and palm-top business technology segments of the business, plus accessories and batteries, also contribute complementary revenues.

With approximately 85% of the Company's stores targeted for the US, management expects the Company's POWERFUL CONNECTIONS can become a major reseller of wireless paging communications services in North America through POWERFUL STUFF stores. Resellers buy wireless services from carriers at a discount and provide a high volume of new customers through their own distribution channel. This represents significant recurring income potential for the Company -- Power Plus' airtime royalty income stream.

>   NEW GENERATION POWERFUL STUFF STORE

In partnership with the award-winning North American retail design group, Michel Dubuc Concept, Power Plus has created its new generation store which puts a bold and unique twist on the traditional electronics niche. POWERFUL STUFF stores combine design elements which have mass appeal across age, gender and ethnic boundaries, addressing today's retailers' need to ensure market longevity and flexibility. From the elliptical lines encircling the brand name and the bold lifestyle posters, to the graphic computer circuit boards on the walls, this futuristic hi-tech design with its rich colors and textures has redefined what it means to sell electronic products.

By bringing a fashion dimension to the store design, POWERFUL STUFF has created a new portable electronic lifestyle niche in the marketplace. This is a store that doesn't just grab the attention of today's consumers, but one that genuinely appeals to their emotions, senses and mind. POWERFUL STUFF stores are not only dramatic but are fun places to go. Unlike some novelty stores, the design doesn't engulf the product but brings it to life. All of the palm-top products are presented in 3 easy to shop lifestyle concepts within the store: FUN TECH - presented on the whimsical hi-tech computer graphic wall; COMMUNICATIONS TECH - presented against a colorful street map illustrating the prominence of communications in our lives; and BUSINESS TECH
- presented in sleek, energetic and futuristic cases for the discerning and hurried business customer.

POWERFUL STUFF stores grasp the basic premise of retail mass appeal by creating a compelling design that humanizes technology, thereby connecting with consumers again and again because the Company understands their purchase will have more memorable appeal, and will take on more significance, when it is purchased at a POWERFUL STUFF store.

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                         PAGE 11

RESULTS OF OPERATIONS

Power Plus Corporation, through its wholly-owned subsidiaries Power Plus USA, Inc., Power Plus Canada, Inc. and First Olympia Holdings Inc., currently operates 55 retail stores under the trade name POWERFUL STUFF projected to grow to 125 stores this year. As of 18 July 1997, the Company has 36 locations open in the US and 19 in Canada, totaling 55. The stores, operating from leased premises ranging from 150 to 700 square feet in major enclosed shopping malls in the US and Canada, sell wireless communication products and services (beepers, cellular phones, personal communication systems and related service contracts), and portable electronics (hand-held electronic communications, entertainment, business and lifestyle products). Through POWERFUL CONNECTIONS the Company is establishing its wireless airtime and service reselling business, and building a substantial and valued customer list comprised of the Company's airtime users.

The Consolidated Financial Statements included with these materials reflect that during the first two quarters of Fiscal 1997, the Company operated only one store in Canada and opened its first US store in July 1996. During Quarters 3 and 4 of Fiscal 1997 Power Plus opened 36 new locations and acquired a chain of 13 retail locations in Florida, bringing the number of locations opened in total to 51, against PLAN 2000's target of 40, by the end of Fiscal 1997.

On 1 February 1996, the Company announced its Reorganization Plan which is subdivided into two parts: PLAN 2000, the Company's 5-year business plan prescribing the manner in which the Company would relaunch and build its business to in excess of 1000 stores by the end of the Year 2000; and, the Financing Plan which prescribed how the Company would finance PLAN 2000's funding requirements. The Reorganization Plan, which incorporated a related Plan of Arrangement, was approved by the Company's shareholders at Fiscal 1996's Annual and Special Meeting of Common Shareholders held on 24 July 1996. The regulatory and court approval of the Plan of Arrangement was obtained immediately thereafter.

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

The Company's Reorganization Plan incorporated a related 3-year Financing Plan, formerly approximately $41.1 million, but recently increased to $49.1 million. The Company had received $15.4 million as of the end of Fiscal 1997, providing the capital needed to fund the first year implementation of PLAN 2000 and the related store rollout program designed to achieve critical mass expeditiously, and economies of scale and operating efficiencies. (See below.)

Comparison of this year's results to last year would have little relevance, principally for two reasons: (1) the Company expects to reach 125 stores by year end Fiscal 1998 but, until then, it is still operating in start up mode and below critical mass; and, (2) the comparative Consolidated Statements of Operations reflect that during the first two quarters of Fiscal 1997 the Company acquired assets, operated only one store in Canada for most of the first six-month period, opened its first US store in late July 1996, and added most of the 51 stores during Quarter 4 of Fiscal 1997.

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                         PAGE 12

The following table sets forth certain items reflected in the Company's Consolidated Statement of Operations expressed as percentages of sales:

                                             EXPRESSED AS A
                                           PERCENTAGE OF SALES
                                         (periods ended 30 April)
                                               THREE MONTHS
                                               ------------
                                            1997          1996
                                            ----          ----
     Cost of sales                          48.4%         42.2%
     Operating and administration            N/A         200.3%
     Amortization                            N/A           3.3%

Cost of sales as a percentage of total sales for Quarter 1 of Fiscal 1997 was 48.4%, compared to 42.2% for the same period last year. Last year's result reflected the advantage of selling merchandise purchased below normal market from a trustee in bankruptcy and sold through the only store operated by the Company. In the long-term, management's goal is for cost of sales to be approximately 52% of sales.

Operating and administration expenses incurred this period are not comparable to Fiscal 1997, principally because the Company was focused on reorganizing, restructuring and planning for the future. In the long-term, the Company's administration cost are expected to be structured so that a number of new stores can be added without a significant increase in overhead costs, thus leveraging the largely fixed overhead. This means that profits from new locations can, to a greater extent, flow to the bottom-line. Management anticipates administrative overhead will come more into line with industry standards during Fiscal 1999.

The amount of amortization for the period increased, in comparison to the corresponding period in Fiscal 1997, because the Company is amortizing capital assets being employed in the business that were acquired during Fiscal 1997, and certain intangible assets (deferred costs of issuing Special Notes and deferred issuing costs of Special Warrants). In addition, the Company is amortizing the discount on the Special Notes at the rate of $70,000 per quarter.

LIQUIDITY AND CAPITAL RESOURCES

See Note 4 of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) included with these materials.

On 30 June 1997 Power Plus announced it had modified its $41.1 million Financing Plan to provide for raising an additional $8 million in new capital for this year's expansion and operations, for a revised total of $49.1 million. This additional $8 million complements the remaining $8.5 million potentially available through the exercise of the Class A and B Warrants currently outstanding, representing a potential aggregate financing of up to $16.5 million, net of amounts already received, to fund this year's continuing rollout of POWERFUL STUFF stores throughout North America. As of 18 July 1997, 422,443 Class A Warrants (of a total available of 2,238,281) and 4,225 Class AA Warrants (of a total available of 2,238,281) have been exercised providing gross proceeds of approximately $855,000. As well, 550,000 Class B Warrants (of a total available of 2,250,000) have been exercised providing gross proceeds of

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                         PAGE 13

$1.1 million and none of the 2,250,000 Class BB Warrants have been exercised. Class A, AA and B Warrants exercised to date represent aggregate gross proceeds of $1.9 million.

1 - $3 MILLION NEW SPECIAL WARRANT FINANCING OFFERING

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

2 - $5 MILLION ADDITIONAL CONVERTIBLE DEBT FINANCING OFFERING

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

    Interest is payable on the Special Notes semi-annually, on the 31st days of January and July, respectively. Interest accrued on the Special Notes during Quarter 1 of Fiscal 1998 was $150,000.

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

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                         PAGE 14

3 - EXPIRY DATE OF OUTSTANDING SHARE PURCHASE WARRANTS EXTENDED

    The Company has obtained regulatory approval to a three-month extension of the expiry date of its outstanding Class A Warrants and Class B Warrants, from 30 June 1997 to 30 September 1997.

    Each of the 1,988,958 Class A share purchase warrants remaining outstanding entitles holders to purchase 1 Common Share for $2.00 and receive 1 Class AA Warrant. The exercise of the outstanding Class A Warrants could provide the Company with up to $4 million on or before 30 September 1997. Each Class AA share purchase warrant expiring 1 March 1998 entitles the holder to purchase 1 additional Common Share for $2.50. The exercise of the 2,234,056 Class AA Warrants remaining outstanding could provide the Company with up to a further $5.6 million by 1 March 1998. To date, 422,443 Class A and 4,225 Class AA Warrants have been exercised, providing approximately $855,000 additional capital.

    Each of the 2,250,000 Class B Warrants remaining outstanding similarly entitles holders to purchase 1 Common Share for $2.00 and receive 1 Class BB Warrant. The exercise of the Class B Warrants could provide the Company with up to $4.5 million on or before 30 September 1997. Each Class BB Warrant expiring 1 March 1998 entitles the holder to purchase 1 additional Common Share for $2.50. The exercise of the 2,475,000 Class BB Warrants remaining outstanding could provide the Company with up to a further $5 million by 1 March 1998. To date, 550,000 Class B Warrants have been exercised, providing $1.1 million additional capital and none of the available Class BB have been exercised.

4 - SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL

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

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                         PAGE 15


                                                                                                                    TIMING
     ($ AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS IN MILLIONS;                                                --------------------
      ASSUMES MAXIMUM DILUTION)                                                           SHARES    CAPITAL   COMPLETED  ESTIMATED
                                                                                        ----------  -------   ---------  ---------
  i CONSOLIDATED, BEGINNING SHARE CAPITALIZATION
    (FROM 44,765,613 SHARES ON 20:1 BASIS):

    a.) Post-consolidation number of Common Shares and equivalent number of
        Exchange Rights Units
                                                                                        2,238,281   $ 0.0    Nov. 1996
    b.) Potential dilution and capital raised from Exchange Right Units and included
        Class A & AA Warrants:
          i) One Exchange Rights Unit to receive one Common Share at $2.00 and
             one Class A Warrant                                                        2,238,281   $ 4.5    Jan. 1997

         ii) One Class A Warrant to purchase one Common Share at $2.00 and receive one Class AA Warrant (note: 30,525 Class A Warrants were exercised
             prior to Fiscal 1997 year end.)                                            2,238,281   $ 4.5               Sep. 1997

        iii) One Class AA Warrant to purchase one Common Share at $2.50 (note:
             1,475 Class AA Warrants exercised prior to Fiscal 1997 year end.)          2,238,281   $ 5.6               Mar. 1998

         iv) Agent's Option to purchase 225,000 Common Shares at $2.00 and receive
             equal number of Agent's Option Class A Warrants                              225,000   $ 0.5    Dec. 1996

          v) Agent's Option Class A Warrants to purchase up to 225,000 Common
             Shares at $2.00 and receive equal number of Agent's Option Class AA
             Warrants                                                                     225,000   $ 0.5    Mar. 1997

         vi) Agent's Option Class AA Warrants to purchase up to 225,000 Common
             Shares at $2.50                                                              225,000   $ 0.6               Mar. 1998

 ii 1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

    a.) Special Warrants for $2.00 that were exchanged during first quarter of
        Fiscal 1998 for Common Shares and an equivalent number off Class B Warrants     2,250,000   $ 4.5    Mar. 1996

    b.) One Class B Warrant to purchase one Common Share at $2.00 and receive one
        Class BB Warrant                                                                2,250,000   $ 5.6               Sep. 1997

    c.) One Class BB Warrant to purchase one Common Share at $2.50                      2,250,000   $ 5.6               Mar. 1998

    d.) Penalty Special Warrants to receive 225,000 Common Shares at no cost and
        255,000 Class B Penalty Warrants                                                  225,000   $ 0.0    Jan. 1997

    e.) Class B Penalty Warrants to purchase up to 225,000 Common Shares at $2.00
        and receive equal number of Class BB Penalty Warrants                             225,000   $ 0.5               Sep. 1997

    f.) Class BB Penalty Warrants to purchase up to 225,000 Common Shares at $2.50        225,000   $ 0.6               Mar. 1998

iii SPECIAL NOTES: CONVERTIBLE INTO COMMON SHARES AT $2.50 PER SHARE

    a.) $6 million - first and second tranche                                           2,400,000   $ 6.0    Sep. 1996

    b.) $5 million - third tranche                                                      2,000,000   $ 5.0               Aug. 1997

 iv 1997 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

       a.) Special Warrants purchase warrants for $1.75 to purchase Common Shares       1,714,285   $ 3.0               Aug. 1997
       b.) Special Warrants share purchase warrants to purchase Common Shares
            for $2.00                                                                   1,714,285   $ 3.4               Aug. 1998
                                                                                       ----------- -------
  v     NUMBER OF SHARES, FULLY DILUTED (1)
                                                                                       24,881,694
                                                                                       ----------- -------
                                                                                       ----------- -------
 vi     CAPITAL AVAILABLE, ASSUMING FULL DILUTION
                                                                                                    $49.1
        Less amounts already received:
             during Fiscal 1997                                                                     $14.3
             during Fiscal 1996                                                                     $ 1.1
                                                                                                   -------
vii     POTENTIAL CAPITAL DERIVED FROM EXISTING FINANCING INSTRUMENTS
                                                                                                    $33.7
                                                                                                   -------
                                                                                                   -------

(1) Excludes amount of allowable management incentive options. There are no such options issued.

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                         PAGE 16

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          None

ITEM 2.   CHANGES IN SECURITIES.

          See Part 1 - Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          None.

ITEM 5.   OTHER INFORMATION.
          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
           i.)  Exhibits
                   Exhibit 27  --  Financial data schedule
          ii.)  Reports on Form 8-K
                   None

                                                                        FORM 10Q
                                                                   FIRST QUARTER
POWER PLUS CORPORATION                                          FISCAL YEAR 1998
                                                                         PAGE 17

                                   SIGNATURE

Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      POWER PLUS CORPORATION

Date: 11 August 1997                    /s/  R Bruce Freeman
                                      ---------------------------------------
                                      R. Bruce Freeman
                                      Vice Chairman and Chief Financial Officer
                                     (Duly authorized officer of the Registrant
                                         and its chief financial officer)