Form 10-Q
period 1997-07-31
POWER PLUS CORP
filed 1998-01-06
CIK 853444

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q


  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
-----     Exchange Act of 1934
          For the quarterly period ended 31 JULY 1997, or


          Transition report pursuant to section 13 or 15(d) of the Securities
-----     Exchange Act of 1934
          For the Transition period from __________ to __________.

     --------------------------------------------------------------------------
     Commission file number     0-18163      EDGAR Filing Number      000-18163
     CUSIP number             738908102      SEDAR Project Number      00004997
     --------------------------------------------------------------------------

                                POWER PLUS CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     (the "REGISTRANT", or the "COMPANY", or the "CORPORATION", or "POWER PLUS")

     --------------------------------------------------------------------------
     PROVINCE OF ALBERTA, CANADA                                  52-1976897
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
     INCORPORATION)                                    IDENTIFICATION NUMBER)

     7850 WOODBINE AVENUE, SUITE 201,                                L3R 0B9
     MARKHAM, ONTARIO, CANADA                                   (POSTAL CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

     905-479-5683                                               905-479-8911
     800-769-3733                                                (FAX NUMBER)
     (TELEPHONE NUMBERS)
     --------------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the SECURITIES EXCHANGE ACT OF 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                                 ---            ---

As of 24 December 1997 there were 8,060,766 common shares of the Registrant's Common Stock outstanding. (Please refer to Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS concerning the reorganization and consolidation of the Company's stock on the basis of 20 to 1.)

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 2

                                 FORM 10-Q   INDEX


PART I - FINANCIAL INFORMATION


Item 1.   Consolidated Interim Financial Statements                         3

          Consolidated Statement of Changes in Financial Position for the periods ended - 31 July 1997 and 31 July 1996

          Consolidated Balance Sheet - 31 July 1997 and 31 January 1997

          Consolidated Statement of Operations
               for the periods ended - 31 July 1997 and 31 July 1996

          Notes to Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of                           8
               Financial Condition and Results of Operations


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                18
Item 2.   Changes in Securities                                            18
Item 3.   Defaults Upon Senior Securities                                  18
Item 4.   Submission of Matters to a Vote of Security Holders              18
Item 5.   Other Information                                                19
Item 6.   Exhibits and Reports on Form 8-K                                 19

Signature                                                                  19

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 3

                           PART I - FINANCIAL INFORMATION

The Company prepares its consolidated financial statements in Canadian Dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

                                   EXCHANGE RATES

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 24 December 1997 was C$1.00 = US$0.70


ITEM 1.   INTERIM FINANCIAL STATEMENTS.

                                   SECOND QUARTER
                            (period ended 31 July 1997)
                                    FISCAL 1998

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                                                                               SIX-MONTH AND YEAR-TO-DATE
                                                                 THREE MONTHS ENDED 31 JULY       PERIOD ENDED 31 JULY
                                                                 --------------------------------------------------------
(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)                         1997          1996         1997              1996
                                                                 --------------------------------------------------------
SALES                                                            $2,078,459        $42,113     $4,817,977        $56,895
Cost of sales                                                     1,565,822         17,687      2,893,156         23,922
                                                                 ----------     ----------     ----------     ----------
Gross profit                                                        512,637         24,426      1,924,821         32,973
EXPENSES
   Operating and administration                                   4,078,778        834,199      7,794,044      1,304,175
   Amortization                                                     327,719         22,523        640,593         38,262
                                                                 ----------     ----------     ----------     ----------
(LOSS) FROM OPERATIONS                                           (3,893,860)      (832,296)    (6,509,816)    (1,309,464)

Deficit, beginning of period                                      7,826,215     26,670,824      5,210,259     26,193,656
                                                                 ----------     ----------     ----------     ----------
Deficit, BEFORE 31 JULY 1996 ADJUSTMENT BELOW                                   27,503,120                    27,503,120
      STATED CAPITAL REDUCTION, 31 JULY 1996 -  SEE NOTE 4                      26,670,824                    26,670,824
                                                                                ----------                    ----------
DEFICIT, END OF PERIOD                                          $11,720,075       $832,296    $11,720,075       $832,296
                                                                 ----------     ----------     ----------     ----------
                                                                 ----------     ----------     ----------     ----------

EARNINGS PER SHARE                                                $(0.51)        $(0.02)        $(1.10)        $(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - SEE NOTE 5          7,620,730     39,761,238      5,900,493     39,586,187

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 4

CONSOLIDATED BALANCE SHEET, AS AT

(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)       31 JULY 1997   31 January 1997
                                                  ------------   ---------------
                                                   (unaudited)        (audited)
               ASSETS
Current Assets
    Cash and cash equivalents                       $804,007     $4,341,243
    Accounts receivable                              297,172        202,319
    Inventory                                      2,314,022      1,809,529
    Prepaid expenses                                 739,142        395,849
                                                 -----------    -----------
                                                   4,154,343      6,748,940
Capital assets, net                                4,370,327      2,652,157
Deferred charges, net                                613,943        705,120
Other assets, net                                    928,047        937,637
                                                 -----------    -----------
                                                 $10,066,660    $11,043,854
                                                 -----------    -----------
                                                 -----------    -----------
            LIABILITIES

Current Liabilities
    Accounts payable and accrued liabilities      $3,704,057     $2,715,813
    Short-term notes payable  - SEE NOTE 6         2,500,000              0
                                                 -----------    -----------
                                                   6,204,057      2,715,813
Special Notes  - SEE NOTE 7                        4,880,000      4,740,000
                                                 -----------    -----------
                                                  11,084,057      7,455,813
                                                 -----------    -----------
        SHAREHOLDERS' EQUITY

Share capital and warrants                         9,302,678      7,398,300
Convertible component of Special Notes             1,400,000      1,400,000
Deficit                                          (11,720,075)    (5,210,259)
                                                 -----------    -----------
                                                  (1,017,397)     3,588,041
                                                 -----------    -----------
                                                 $10,066,660    $11,043,854
                                                 -----------    -----------
                                                 -----------    -----------

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 5

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION (UNAUDITED)

                                                     SIX MONTHS YEAR TO DATE
                                                      PERIOD ENDED 31 JULY
                                                 ----------------------------
(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)             1997           1996
                                                 ----------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
    (Loss) for period                            $(6,509,815)   $(1,309,464)
    Items not affecting cash
       Amortization                                  500,593         38,262
                                                 -----------    -----------
                                                  (6,009,222)    (1,271,202)
    CHANGES IN NON CASH OPERATING ITEMS
       Accounts receivable                           (94,853)      (143,889)
       Inventory                                    (504,493)      (112,321)
       Prepaid expenses                             (343,293)             0
       Accounts payable and accrued liabilities      988,244         89,089
                                                 -----------    -----------
                                                  (5,963,617)    (1,438,323)
                                                 -----------    -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
       Issue of common shares and warrants         1,904,378      2,506,000
       Notes payable                               2,500,000              0
       Issue of Special Notes                        140,000      3,050,000
                                                 -----------    -----------
                                                   4,544,378      5,556,000
                                                 -----------    -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
    Purchase of capital assets                    (2,117,997)      (178,000)
    Purchase of deferred assets                            0       (539,087)
    Purchase of other assets                               0        (82,500)
                                                 -----------    -----------
                                                  (2,117,997)      (799,587)
                                                 -----------    -----------

INCREASE (DECREASE) DURING PERIOD                 (3,537,236)     3,318,090
Cash and cash equivalents, beginning of period     4,341,243          1,288
                                                 -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD            $804,007     $3,319,378
                                                 -----------    -----------
                                                 -----------    -----------

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 6

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: The Consolidated Financial Statements are for the three-month and six-month year-to-date periods ended 31 July 1997 pertaining to the current fiscal year ending 31 January 1998 ("Fiscal 1998"), and the three-month and six-month year-to-date periods ended 31 July 1996 pertaining to the fiscal year ended 31 January 1997 ("Fiscal 1997"), and include the results of operations of Power Plus Corporation and its wholly-owned subsidiaries Power Plus USA, Inc., Power Plus Canada, Inc. and First Olympia Holdings Inc. (collectively, the "Company").

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

NOTE 3: In the opinion of management, the Consolidated Balance Sheet as at 31 July 1997 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and six-month year-to-date periods ended 31 July 1997 and 1996, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

          The Consolidated Balance Sheet as at 31 July 1997 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and six-month year-to-date periods ended 31 July 1997 and 1996 are unaudited. The Consolidated Balance Sheet for Fiscal 1997 was audited and reported in the Company's Annual Report to Shareholders and the related annual SEC FORM 10-K report.

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

          The Opening Deficit of $7,826,215 reported for the period ended 31 July 1997 already reflects the effect of the stated capital reduction, whereas the amount reported as at 30 April 1996 of $26,670,824 does not. This latter amount was the amount of the stated capital reduction.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 7

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- continued

NOTE 5: Loss per Share is based on the weighted average common shares outstanding for the period. The comparative Loss per Share and weighted average shares outstanding for last year were restated to reflect the 20:1 reverse-split which was effective 1 November 1996.

NOTE 6: Short-term notes payable are unsecured demand notes due 31 January 1998, with interest accruing thereon at 10% per annum, payable in arrears on repayment. The short-term noteholders have agreed that, subject to shareholder and regulatory approval, the payment of any and all debts and sums of money due and owing under the short-term notes shall be paid in full and converted into common shares of the Company on the basis of a conversion price of $1.25 per common share.

          A Special Meeting of common shareholders has been called for 30 January 1998 for the purpose of, amongst other matters, approving this conversion of indebtedness into common shares with force and effect as of 31 January 1998. The result of such approval, representing some 3.5 million shares in additional dilution, would eliminate this indebtedness prior to the end of the current annual fiscal period and the Company's obligations to pay future interest.

NOTE 7: The Company completed a $6 million Special Notes 5-year, 10% convertible fixed and floating charge debentures private placement debt financing during Fiscal 1997, in accordance with the Company's Financing Plan incorporated in its Reorganization Plan. The terms of the Special Notes provide that they are convertible, in whole or in part, into common shares of the Company at any time, at $2.50 per common share, representing potential future dilution of up to 2.4 million common shares, and are secured by all the assets of Power Plus Corporation.

          Notwithstanding the original terms of the Special Notes and underlying Debentures, the Special Note holders have agreed that, subject to shareholder and regulatory approval, the payment of any and all debts and sums of money due and owing under the Special Notes shall be paid in full and converted into common shares of the Company on the basis of a conversion price of $1.25 per common share. A Special Meeting of common shareholders has been called for 30 January 1998 for the purpose of, amongst other matters, approving this conversion of indebtedness into common shares with force and effect as of 31 January 1998. The result of such approval, representing some 5.0 million shares in additional dilution, would eliminate this indebtedness prior to the end of the current annual fiscal period and the Company's obligations to pay future interest.

          In the opinion of management, the convertible feature of the Special Notes had an assignable fair value of $1.4 million at the date of issuance, which amount has been classified as a component of shareholders' equity. Correspondingly, the liability component of the Special Notes, which had an assignable fair value of $4.6 million at the date of issuance and the difference between this amount and their face value is being amortized on a straight-line basis over their term, is currently $4,880,000. Amortization for this Quarter amounted to $70,000.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.)  CORPORATE OVERVIEW

This interim financial report covers the three-month and six-month year-to-date periods ended 31 July 1997, the Second Quarter of Fiscal 1998. The Company's business plan and operating strategy for the future positions POWERFUL STUFF to be: The Retail Leader in Innovative Portable Lifestyle Communication and Entertainment Technology. In working to establish its distinctive retail identity, POWERFUL STUFF seeks to be the first in the retail marketplace to capture the lucrative and untapped ELECTRONICS LIFESTYLE youth market ... the 15
- 25 year olds who define the trends and want the neatest, coolest, hottest stuff. POWERFUL STUFF'S marketing strategy is to position stores primarily in major regional malls, in sync with where the primary core customer, the 15 - 25 year old, and the secondary customer, the 25 - 30 year old, spend their time and disposable income. The Company's core customer group, teenagers, is growing nearly twice as fast as the general population and is expected to number some 30 million in the US by the Year 2005 -- teens hanging out in malls, each spending $3,000 a year on average. Teens make nearly 40% more trips to the malls than other shoppers, spend more time in malls than other age groups, and spend an average of $38.55 per trip to the mall.

The Company projects, subject to availability of financing, 1000+ compact POWERFUL STUFF stores, of which approximately 75% are planned to be kiosks averaging 150 sq. ft., and 25% inline stores averaging 500 sq. ft. With the average store of 300 sq. ft. initially projected at annualized sales of $400,000, Power Plus anticipates its business can grow to the 1000 store threshold, representing only some 300,000 sq. ft. in the aggregate under management, and produce $500+ million in annual sales, with the potential to generate substantial after-tax profit.

The Company's rollout plan is founded in the clustering of POWERFUL STUFF stores in geographic markets, developing District marketing clusters within Regions.
At maturity, the Company expects to be throughout 7 North American Regions -- the Southeast, Mid-Atlantic, Northeast, North Central, Northwest, Southwest and South Central Regions. The typical Region is planned to be 160 stores comprised of an average of 8 District clusters at some 20 or so stores per District. A typical District will open with a minimum of 5 stores and grow to 20. A District Manager -- a retailing expert responsible for a PROFIT CENTER that may produce more than $7 million in annual sales -- can then be responsible for the growing operations and performance of between 5 and 20 stores.

The biggest challenge facing the Company, however, in its drive to achieve its goals and objectives, is in the timing and availability of financing. With 44 stores now open, the Company had a revised target earlier this year, modified from original plan, to be 125+ stores by the end of the fiscal year, but further prejudicial delays in completing planned financings finally resulted in no further expansion being possible this year. Future expansion remains contingent upon the availability and timing of funds, the receipt of which cannot be assured. Without future expansion, the Company cannot expect to attain critical mass and thus break even on an annualized basis. Until then, the Company remains dependent upon the raising of external capital -- and when the timing and availability of financing deviates materially from the assumptions in the Company's business plan, the overall business and sales are impacted and adjustments must be made.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 9

Accordingly, management must be flexible and act responsibly during this period, and be responsive to those matters which it controls, including the pace and timing of the rollout of new stores and the commitments made to merchandise inventory.

The Company's original Financing Plan, forming part of its 1996 Reorganization Plan and incorporated in its 5-year business plan, PLAN 2000, provided the initial framework to raise up to $41.1 million in an orderly manner as needed over the first three years of the Plan. During the first year, 1996, $15.4 million was received as expected, but later than planned. This year, faced with unforeseen adverse junior capital markets, the Company has encountered difficulty raising all of the capital that it had forecasted on the time-lines projected, resulting in management finally having to abort its expansion plans for this year.

Therefore, in an effort to satisfy the Corporation's ongoing financial needs for general working capital and to continue the implementation of the proposed roll out of new store and kiosk locations under the banner of the "POWERFUL STUFF" chain of stores, the Corporation is proposing to implement, subject to shareholder and final regulatory approval, a four-tiered revised corporate finance plan conceived to potentially raise up to $31 million in the aggregate over the next two years.

a. Firstly, the Corporation expects to obtain regulatory approval to complete a private placement of up to and including 5,882,353 special warrants (the "Special Warrants") of the Corporation having a purchase price of $0.85 per Special Warrant, or an aggregate amount of $5,000,000, including reasonable fiscal advisory and finders' fees and commissions.

b. Secondly, the Corporation is seeking regulatory approval to issue a series of $5,000,000 10% convertible first fixed and floating charge secured debentures (the "1998 Debentures").

          Pursuant to an extraordinary resolution of the holders of $6,000,000 10% convertible fixed and floating charge secured special promissory notes (the "1996 Special Notes"), the holders of 1996 Special Notes agreed to subordinate their rights to the payment of the Corporation's obligations to the holders of 1998 Debentures. See "Amendment to Terms of 1996 Special Notes".

          The 1998 Debentures shall bear interest at a rate of 10% per annum, which interest is payable semi-annually in common shares of the Corporation at a deemed price of $0.85 per common share. The 1998 Debentures will be convertible into units at the option of the holder at a price of $0.85 per unit. Each unit shall consist of one common share and a share purchase warrant. Each such warrant will entitle the holder to purchase one additional common share at a price of $0.90 within two years from the date such warrant is issued.

          The Corporation shall also have a right to compel holders to convert all or part of their 1998 Debentures, in certain specific circumstances. See "Private Placement - First Secured Debentures".

c. Thirdly, the Corporation is seeking regulatory approval to amend the conversion price of the 1996 Debentures underlying the 1996 Special Notes from $2.50 per

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 10

          common share to $1.25 per common share. See "Amendment to Terms of 1996 Special Notes".

d. Fourthly, in order to ensure that the exercise price of the previously issued and outstanding Class A Warrants, Class B Warrants, Class AA Warrants and Class BB Warrants of the Corporation have a conversion, price comparable to that of the 1996 Special Notes, the Corporation is seeking regulatory approval to amend the conversion price of all such outstanding warrants to $1.25 per common share and to extend the period of time for exercise of such outstanding warrants. See "Amendments to Class A Warrants, Class AA Warrants, Class B Warrants and Class BB Warrants.".

The following table represents the potential impact on the availability of capital to the Corporation and on the Corporation's share capital if the revised financing plan as proposed by management is implemented.

CLASS OF SECURITIES                                              COMMON SHARES  POSSIBLE NEW      TIMING
                                                                                  CAPITAL
----------------------------------------------------------------------------------------------------------
Current issued common shares                                      8,060,766            n/a            n/a
----------------------------------------------------------------------------------------------------------
Class A Warrants outstanding proposed @ $1.25 vs. $1.50(1)        1,815,802     $2,269,755      June 1998
----------------------------------------------------------------------------------------------------------
Class B Warrants outstanding proposed @ $1.25 vs. $2.00(1)        1,787,500     $2,234,375      June 1998
----------------------------------------------------------------------------------------------------------
Class AA Warrants outstanding proposed @ $1.25 vs. $2.50(1)       2,234,056     $2,792,570     Sept. 1998
----------------------------------------------------------------------------------------------------------
Class BB Warrants outstanding proposed @ $1.25 vs. $2.50(1)       2,475,000     $3,093,750     Sept. 1998
----------------------------------------------------------------------------------------------------------
$6.0 million Special Notes convertible into common shares
until July 31, 2001 convertible @ $1.25 vs. $2.50(4)              4,800,000
----------------------------------------------------------------------------------------------------------
$4.1 million Bridge Loan convertible @ $1.25(4)                   3,280,000            n/a            n/a
----------------------------------------------------------------------------------------------------------
$5.0 million convertible first secured debentures
convertible @ $0.85 into a unit consisting of a common
share and a warrant(1)                                            5,882,353     $5,000,000      Jan. 1998
----------------------------------------------------------------------------------------------------------
2 year warrants underlying the units of the 1998 Debentures
exercisable @ $0.90(1)                                            5,882,353     $5,294,117      Jan. 2002
----------------------------------------------------------------------------------------------------------
Pending $5.0 million Special Warrant private placement
financing:
a)   common shares(1)                                             5,000,000     $4,250,000      Jan. 1998
b)   share purchase warrants @ $0.90(1)(3)                        5,000,000     $4,500,000      Jan. 2000
----------------------------------------------------------------------------------------------------------
NUMBER OF COMMON SHARES, ASSUMING FULL DILUTION(2)               47,982,536
----------------------------------------------------------------------------------------------------------
CAPITAL AVAILABLE, ASSUMING FULL DILUTION                                     $ 30,978,686
----------------------------------------------------------------------------------------------------------

NOTES:
(1)  Subject to regulatory, and shareholder approval.
(2)  Excludes directors and officers incentive stock options.
(3) Excludes any additional securities which may be issued as a penalty. See "Private Placement - Special Warrants".
(4) See "Amendment to Terms of 1996 Special Notes" and see "Conversion of Short Term Debt".


----------------

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 11

Management considers the foregoing revised corporate finance plan to be in the best interests of the Corporation. Regulatory body approval in respect of the foregoing matters is subject to the Corporation receiving shareholder approval with respect to each of the foregoing matters. In this regard, notice has been given that a special meeting of holders of common shares of the Company will be held in the Jasper Room, The Westin Hotel at 320-4th Avenue S.W., Calgary, Alberta, at 1:00 p.m. (Calgary time), on Friday, January 30, 1998 (the "January 1998 Special Shareholder Meeting"). Accordingly, management intends to place before the meeting for approval and adoption, with or without modification, various resolutions confirming, ratifying and approving the foregoing revised corporate finance plan, as discussed hereinafter in further detail. (See "Liquidity and Capital Resources", below)

2.)  RESULTS OF OPERATIONS

Power Plus Corporation, through its wholly-owned subsidiaries Power Plus USA, Inc., Power Plus Canada, Inc. and First Olympia Holdings Inc., currently operates 14 locations in the US and 30 in Canada, totaling 44. Up to the date of this report, the Company closed 7 of its stores which were not operating to, and were not expected to attain, Company standards. The Company anticipates closing as many as 6 additional similar circumstance stores before the end of this year, making the revised total units expected remaining open at year-end in the range of 38 stores.

The Company's stores, operating from leased premises ranging from 150 to 700 square feet in major enclosed shopping malls in the US and Canada, sell wireless communication products and services (beepers, cellular phones, personal communication systems and related service contracts), and portable electronics (hand-held electronic communications, entertainment, business and lifestyle products). As a complement to its store operations, the Company is establishing its wireless airtime and service reselling business, and building a substantial and valued customer list comprised of the Company's airtime users.

The Consolidated Financial Statements included with these materials reflect that during the first two quarters of Fiscal 1997, the Company operated only one store in Canada and opened its first US store in July 1996. During Quarters 3 and 4 of Fiscal 1997, Power Plus opened 36 new locations and acquired a chain of 13 retail locations in Florida, bringing the number of locations opened in total to 51. It is from these original 51 stores that the Company has closed and/or expects to close the 13 stores referred to hereinbefore by the end of this fiscal year.

On 1 February 1996, the Company announced its Reorganization Plan subdivided into two parts: PLAN 2000, the Company's 5-year business plan which prescribed the manner in which the Company would re-launch and build its business to in excess of 1000 stores by the end of the Year 2000; and, the Financing Plan described hereinbefore which prescribed how the Company proposed to finance PLAN 2000's funding requirements. The Reorganization Plan, which incorporated a related Plan of Arrangement, was approved by the Company's shareholders at Fiscal 1996's Annual and Special Meeting of Common Shareholders held on 24 July 1996. The regulatory and court approval of the Plan of Arrangement was obtained immediately thereafter. Arising out of adverse market conditions during this fiscal year (the second year of PLAN 2000), resulting in the Company's inability in the circumstances to complete fundings in accordance with the Financing Plan, the expansion plan has been put on hold, delaying the implementation of PLAN 2000 on the time-lines originally forecast. The Company cannot project when it will

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 12

be in a position to proceed with Plan and its modified approach to expansion until its financial situation improves, and no assurances can be given as to when this might be. Until then, the Company remains dependent upon and at risk for the raising of external capital.

The Company's shareholders also approved as part of the Reorganization Plan the Company's proposal to: change its name; reduce its stated capital by all or virtually all of the accumulated deficit; reorganize and consolidate its capitalization on the basis of 20 pre-consolidation shares for 1 post-consolidation share plus 1 exchange right -- that is to 2,238,281 post-consolidation shares from then record date number of 44,765,613 pre-consolidation shares; and, refinance in accordance with the Financing Plan.

Comparison of this year's results to last year would have little relevance, principally for two reasons: (1) the Company, until it reaches break-even, is still effectively operating in the startup mode and below critical mass; and,
(2) the comparative Consolidated Statements of Operations reflect that during the first two quarters of Fiscal 1997 the Company acquired assets, operated only one store in Canada for most of the first six-month period, opened its first US store in late July 1996, and added most of its other stores during Quarter 4 of Fiscal 1997.

Cost of sales as a percentage of total sales for Quarter 2 of Fiscal 1998 was 75% and 60% year to date. The increasing cost of sales is temporary and reflects the management's restraint toward purchasing merchandise at this time and remains sensitive to the availability and timing of funds, the receipt of which cannot be assured. In the longer term, the Company's management anticipates obtaining a 53% cost of sales.

Operating and administration expenses incurred this year are not comparable to Fiscal 1997, principally because, pursuant to the bankruptcies of the Subsidiaries, the Company was initially focused on reorganizing, restructuring and planning for the future. In the long-term, the Company's administration will be structured so that a number of new stores can be added without a significant increase in administrative overhead, thus trading on the overhead leverage. This means profits from new locations can largely flow to the bottom-line.

The amount of amortization for the period increased, in comparison to the corresponding periods ending in Fiscal 1997, because the Company is amortizing capital assets being employed in the business that were acquired during Fiscal 1997, and certain intangible assets (deferred costs of issuing Special Notes and deferred issuing costs of Special Warrants). In addition, the Company is amortizing the discount on the Special Notes at the rate of $70,000 per quarter.

3.)  LIQUIDITY AND CAPITAL RESOURCES

See Note 4 of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) included with there materials.

The Company's proposed revised corporate finance plan described hereinbefore has been conceived to potentially raise up to $31 million in the aggregate over the next two years. While no assurances can be given as to its completion, the overview table appearing hereinbefore under the heading entitled "Corporate Overview", represents the potential impact on the availability of capital to the Company and on the Company's share capital should the revised financing plan as proposed by management be approved and implemented in its entirety. The revised financing plan, subject to shareholder and regulatory approval, incorporates the following elements.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 13

a).  PRIVATE PLACEMENT - SPECIAL WARRANTS

     Management intends to place before the January 1998 Special Shareholders Meeting, for approval, confirmation and adoption, with or without modification, an ordinary resolution ratifying the offer and sale of up to 5,000,000 special warrants (the "Special Warrants") of the Corporation at a purchase price of $0.85 per Special Warrant for aggregate gross proceeds of up to $4,250,000, including reasonable fees, commissions and expenses. Subject to shareholder approval, each Special Warrant shall entitle the holder to acquire one (1) common share and one (1) common share purchase warrant (the "regular warrant") at no additional cost during the period commencing on the date of issuance and ending on the earlier of six (6) business days after the date upon which a receipt for a final prospectus relating to the common shares and regular warrants issuable upon exercise of the Special Warrants (collectively, the "Underlying Securities") or an appropriate exemption order is granted that permits the common shares and regular warrants to be freely tradeable, or the date that is one (1) year following the date of issuance of the Special Warrants. Any Special Warrant that is not exercised prior to the aforesaid exercise date shall be deemed to be exercised without any further action on the part of the holder on such date. Each regular warrant will entitle the holder thereof to purchase one (1) common share of the Corporation at a purchase price of $0.90 on or before two (2) years after the date of issuance of the Special Warrants.

     The holders of Special Warrants shall be entitled to receive 1.1 common shares and 1.1 regular warrants without payment of further consideration if the Corporation at any time is unable to file and qualify a final prospectus in regard to the Underlying Securities on or before the date that is 180 days after the date of closing of the proposed private placement of Special Warrants. Accordingly, it is possible that an additional 1,000,000 common shares may be issued pursuant to this provision.

     Under the terms of the proposed financing, the Special Warrants are not convertible into the Underlying Securities until such financing has received shareholder approval. In addition, the Corporation has obtained regulatory approval to complete this private placement, subject to, INTER ALIA, receipt of shareholder approval.

b).  PRIVATE PLACEMENT - FIRST SECURED DEBENTURES

     Management of the Corporation has made application to The Alberta Stock Exchange for approval to complete a private placement of a series of first secured fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures will mature on January 31, 2000, shall bear interest at a rate of 10% per annum, payable semi-annually in common shares having deemed price of $0.85 each, and are secured by way of a first fixed and floating charge against all of the assets of the Corporation. The 1998 Debentures shall be convertible, in whole or in part, at the option of the holder, into units of the Corporation at a conversion price of $0.85 per unit (a "Unit") for a total of 5,882,353 Units. Each Unit will consist of one common share and one share purchase warrant. Each share purchase warrant shall be convertible into one common share of the Corporation at an exercise price of $0.90 per common share, expiring two years after the date of conversion. The

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 14

     total number of common shares of the Corporation reserved for issuance upon conversion of the 1998 Debentures and share purchase warrants shall be 11,764,706 common shares. Subject to the conditional approval of The Alberta Stock Exchange and shareholder approval, it is the intention of the Corporation to complete this private placement as soon as possible. [In view of the fact that the possible aggregate issuance of common shares issuable upon conversion of such debentures represents over twenty-five (25%) percent of the corporation currently issued and outstanding share total, shareholder approval is required by The Alberta Stock Exchange. Funds raised from this private placement will be used for general corporate purposes. This private placement will not affect a change of control of the Corporation.

     At any time after January 31, 1998 and before January 31, 2000, the maturity date, the Corporation may, by written notice, require holders of 1998 Debentures to convert all or any part of the principal amount of their 1998 Debentures into Units of the Corporation at a conversion price of $0.85, provided that any common shares issued upon such conversion will first have been qualified under a prospectus as free-trading shares and provided further that the weighted average trading price of the common shares over the ten (10) trading days prior to the date on which the Corporation gave notice (the "Conversion Notice") to the holders of 1998 Debentures of its intention to require such holders to convert their 1998 Debentures, is at least $1.70 per common share on any stock exchange in Canada on which the common shares are listed for trading. If a holder of 1998 Debentures has not converted their 1998 Debentures within 20 days of receipt of the Conversion Notice, the Corporation may, at any time thereafter, pre-pay all or part of the 1998 Debentures to which the Conversion Notice applies, together with interest thereon, and cancel any such 1998 Debentures so paid on a pro-rata basis.

     Management intends to place before the January 1998 Special Shareholders Meeting, for approval, confirmation and adoption, with or without modification, an ordinary resolution ratifying the offer and sale of the 1998 Debentures.

c).  AMENDMENT TO TERMS OF 1996 SPECIAL NOTES

     Pursuant to the 1996 Special Note Trust Indenture the Corporation created, allotted and issued a series of $6,000,000 10% convertible fixed and floating charge secured special promissory notes (herein referred to as the "1996 Special Notes"). Upon exercise, each $1,000 of principal amount of 1996 Special Notes entitles the holder to acquire for no further consideration, $1,000 in principal amount of 10% convertible fixed and floating charge secured debentures (herein referred to as the "1996 Debentures"). The holders of the 1996 Debentures have the right at any time, and from time to time, during the term of the 1996 Debentures to convert all or part of the principal amount of the 1996 Debentures into common shares in the capital of the Corporation at a conversion price of $2.50 per common share and upon the terms and conditions set forth in the 1996 Debentures. The 1996 Debentures are secured against the assets of the Corporation and rank pari passu with one another.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 15

     Management intends to place before the January 1998 Special Shareholders Meeting for approval, confirmation and adoption, with or without modification, a resolution to amend the 1996 Special Note Trust Indenture and the debenture trust indenture, dated as of August 8, 1996 and effective as of July 31, 1996 ("1996 Debenture Trust Indenture") by way of supplemental indentures so that the conversion price of the 1996 Debentures
     will be reduced from $2.50 per common share to $1.25 per common share.   As
     a result, the total number of common shares reserved for conversion of the 1996 Special Notes and the underlying 1996 Debentures would be increased from 2,400,000 to 4,800,000 common shares. Due to the proposed creation of the 1998 Debentures which will have a first charge on the assets of the Corporation, management proposes that the 1996 Special Notes and 1996 Debentures be subordinated to the 1998 Debentures. By an extraordinary resolution dated effective November 24, 1997, the holders of the 1996 Special Notes resolved that the payment of any and all debts and sums of money now or hereafter due and owing by the Corporation under the 1996 Special Note Trust Indenture, the 1996 Special Notes and the 1996 Debentures, shall be subordinated in all respects to the payment by the Corporation of its obligations to the holders of 1998 Debentures and that any security securing the 1996 Special Note Indenture, the 1996 Special Notes and the 1996 Debentures shall rank after the rights and security of the holders of 1998 Debentures. It was also resolved by the holders of 1996 Special Notes that the conversion price of the 1996 Debentures be reduced to $1.25 per common share. In all other respects the 1998 Debentures and the 1996 Debentures will be confirmed and ratified in all respects.

d). AMENDMENTS TO CLASS A WARRANTS, CLASS AA WARRANTS, CLASS B WARRANTS AND CLASS BB WARRANTS

     Pursuant to a Plan of Arrangement which was approved by the shareholders of the Corporation at an annual and special meeting held on July 24, 1996, the Corporation reorganized and consolidated its share capital on the basis of twenty (20) previously issued common shares being reorganized and consolidated into one (1) consolidated common share and one (1) exchange
     right ("Exchange Right").   Each Exchange Right entitled the holder thereof
     to purchase one exchange unit ("Exchange Unit") of the Corporation at a purchase price of $2.00 per unit (equivalent of $0.10 per unit on a pre-consolidation basis), exercisable by the holders thereof until 90 days following their date of issue.

     Each Exchange Unit consisted of one (1) post-consolidation common share of the Corporation and one (1) share purchase warrant ("Class A Warrant"). Each Class A Warrant entitles the holder thereof to purchase one post-consolidation common share of the Corporation at an exercise price of $2.00 per common share and one (1) common share purchase warrant for no consideration ("Class AA Warrant"), on or before November 15, 1997 (the "Class A Warrant Exercise Date"). The Class A Warrant Exercise Date was originally March 1, 1997 and was extended to November 15, 1997 by resolution of the board of directors. Each Class AA Warrant entitles the holder thereof to purchase one (1) post-consolidation common share of the Corporation, at a purchase price of $2.50 per common share on or before March 1, 1998 (the "Class AA Warrant Exercise Date").

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 16

     On March 1, 1996, the Corporation completed a private placement of 49,500,000 special warrants (pre-consolidation) each of which was exercisable into one (1) common share of the Corporation and one (1) regular warrant ("Class B Warrant") Each Class B Warrant entitles the holder thereof to acquire, on or before November 15, 1997 (the Class B Warrant Exercise Date"), one (1) common share of the Corporation for a price of $2.00 and one (1) share purchase warrant ("Class BB Warrant") at no additional cost. Each Class BB Warrant entitles the holder thereof to acquire, on or before March 1, 1998 ( the Class BB Warrant Exercise Date"), one (1) common share of the Corporation at a price of $2.50.

     Management has determined that it is appropriate, subject to regulatory and shareholder approval, to:

     (i) extend the Class A Warrant Exercise Date and Class B Warrant Exercise Date until Tuesday, June 30, 1998;

     (ii) reduce the exercise price of the Class A Warrants and the Class B Warrants from $2.00 per common share to $1.25 per common share;

     (iii) extend the Class AA Warrant Exercise Date and the Class BB Warrant Exercise Date to September 30, 1998; and

     (iv) reduce the exercise price of the Class AA Warrants and the Class BB Warrants from $2.00 per common share to $1.25 per common share.

     At the January 1998 Special Shareholders Meeting, management of the Corporation will seek approval of the shareholders to amend the Class A Warrants, the Class B Warrants, the Class AA Warrants and the Class BB Warrants by extending their respective expiry dates and reducing their respective exercise prices as set out below.

     WARRANT     WARRANTS        PROPOSED        PROPOSED
     CLASS      OUTSTANDING    EXPIRY DATE       EXERCISE   AVAILABLE CAPITAL
                                                  PRICE
     -------------------------------------------------------------------------------
     Class A     1,815,802    June 30, 1998       $1.25     $ 2,269,752.50
     Class B     1,787,500    June 30, 1998       $1.25     $ 2,234,375.00
     Class AA    2,234,056    Sept. 30, 1998      $1.25     $ 2,792,570.00
     Class BB    2,475,000    Sept. 30, 1998      $1.25     $ 3,093,750.00
     -------------------------------------------------------------------------------
         TOTAL   8,312,379                                  $10,390,447.50

     As of the date of this report, the following numbers and classes of Warrants, as defined below, have been exercised at the following exercise prices.

       A                          B                 C                   D
       WARRANT CLASS,ORIGINAL      TOTAL PROCEEDS   TOTAL PROCEEDS IF    DIFFERENCE
        EXERCISE PRICE AND        FROM EXERCISE AT  EXERCISED AT NEW   BETWEEN B AND C
           NUMBER(1)               ORIGINAL PRICE     PRICE ($1.25)
       -------------------------------------------------------------------------------
       78,046 Class A at $2.50       $195,115.00      $97,557.50         $97,557.50
       344,433 Class at $2.00        $688,886.00     $430,541.25        $258,334.75

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 17


       4,225 Class AA at $3.00          $12,675.00      $5,281.25         $7,393.75
      687,500 Class B at $2.00       $1,375,000.00    $859,375.00       $515,625.00
                          TOTAL      $2,271,676.00  $1,392,755.00       $878,921.00

     NOTE 1:      No Class BB Warrants have been exercised to date.

     If the resolution reducing the exercise prices of the Class A Warrants, Class B Warrants, Class AA Warrants and Class BB Warrants as described herein is approved, and the board of directors elects to implement such amendments, the Corporation will be required to reimburse to those holders of Class A Warrants, Class B Warrants, Class AA Warrants and Class BB Warrants (herein collectively referred to as the "Warrants") who have previously exercised all or part of their Warrants in the aggregate amounts set forth above under column D, being the difference between the price paid by each such warrantholder upon the exercise of the applicable Warrant and the price that such warrantholder would have paid based on the reduced exercise price of $1.25 per common share.

     Notwithstanding the approval of the shareholders of the Corporation, the board of directors of the Corporation may in their sole discretion revoke the resolution relating to amendment of the exercise price of the Warrants and/or the extension of the exercise date of the Warrants before it is acted upon without further approval of the shareholders of the Corporation. The extent to which the board of directors shall implement the following resolution will be dependent on, inter alia, the ability of the Corporation, in the sole opinion of the board of directors, to reimburse the amounts as set forth above to previous holders of Warrants who have already exercised all or part of their Warrants. If it is determined by the board of directors, in their sole discretion, that the Corporation is unable or unwilling to reimburse such amounts, it will not proceed with the following resolution, in which event the terms and the conditions of the Warrants shall remain as is, without amendment, or the board of directors may extend the expiry dates only.

e).  CONVERSION OF SHORT TERM DEBT

     The Corporation executed and delivered certain promissory notes (the "Bridge Loan Notes") evidencing an aggregate principal amount of $4,081,500 in unsecured loans advanced to the Corporation and bearing interest at an annual rate of 10% pending implementation of a bona fide reorganization of the financial affairs of the Corporation. As a term of the Bridge Loan Notes, the Corporation obtained regulatory approval of The Alberta Stock Exchange to reserve 180,000 common shares for issuance to the Bridge Loan Note holders as bonus shares. The Bridge Loan Note holders have agreed that the payment of any and all debts and sums of money due and owing by the Corporation to the Bridge Loan Note holders shall be paid in full and converted into common shares of the Corporation upon the basis of a conversion price of $1.25 per common share. The conversion of the Bridge Loan Notes shall be subject to regulatory approval.

     Management intends to place before the January 1998 Special Shareholders Meeting for approval, confirmation and adoption, with or without modification, a

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 18

     resolution to convert the Bridge Loan Notes to shares of the Company upon the basis of a conversion price of $1.25 per common share.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 19

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

ITEM 2.   CHANGES IN SECURITIES.
               Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
               Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual and special meeting of the Company's shareholders was held 12 September 1997. In total, 1,356,539 common shares were represented either in person or by proxy, representing over 25% of the total number of 7,620,730 common shares eligible to vote.

          i.) The shareholders of the Company elected to receive the annual report of the board of directors and the consolidated audited financial statements of the Company for the fiscal year ended 31 January 1997, voting as follows:

                         Number of      Number of           Number of
                       common shares   common shares      common shares
                         voted for     voted against      votes withheld
                         ---------     -------------      --------------
                         1,349,823          121                6,395

          ii.) The shareholders of the Company also elected to fix a board of seven directors, voting as follows:

                         Number of       Number of          Number of
                       common shares   common shares      common shares
                         voted for     voted against      votes withheld
                         ---------     -------------      --------------
                         1,347,059         6,775               2,505

          iii.) The election as directors for the nominees named in the management information circular accompanying this instrument of proxy for terms of office set out in accordance with the management information circular, voting as follows:

                         Number of       Number of          Number of
                       common shares   common shares      common shares
                         voted for     voted against      votes withheld
                         ---------     -------------      --------------
                         1,339,145         3,804              13,390

          iv.) The appointment of BDO Dunwoody, Chartered Accountants,
               Toronto, Ontario, as auditor of the Company for the ensuing year at a remuneration to be fixed by the directors, voting as follows:

                         Number of       Number of           Number of
                       common shares   common shares       common shares
                         voted for     voted against       votes withheld
                         ---------     -------------       --------------
                         1,348,150         8,164                  25

          v.) The shareholders of the Company also approved and adopted, with or without modification, the ordinary resolution as more particularly set for in the management information circular accompanying this instrument of proxy relating to the granting of certain stock options, voting as follows:

                         Number of       Number of          Number of
                       common shares   common shares      common shares
                         voted for     voted against      votes withheld
                         ---------     -------------      --------------
                         1,002,941         14,571             338,581

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                 SECOND QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 20

ITEM 5.       OTHER INFORMATION.
              Not applicable.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.
              a.)   Exhibits
                    Exhibit 27  --  Financial data schedule

              b.)   Reports on Form 8-K
                    None


                                 SIGNATURE


Pursuant to the requirements of the SECURITIES EXCHANGE ACT OF 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   POWER PLUS CORPORATION

Date:   24 December 1997           /s/ R. Bruce Freeman
                                   ----------------------------------
                                   R. Bruce Freeman
                                   Vice Chairman and Chief Financial Officer
                                   (Duly authorized officer of the Registrant
                                        and its chief financial officer)