Form 10-Q
period 1997-10-31
POWER PLUS CORP
filed 1998-01-06
CIK 853444

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
  X       Quarterly report pursuant to section 13 or 15(d) of the Securities
 ---      Exchange Act of 1934
          For the quarterly period ended 31 OCTOBER 1997, or

          Transition report pursuant to section 13 or 15(d) of the Securities
 ---      Exchange Act of 1934
          For the Transition period from            to           .
                                         ----------    ----------
     Commission file number    0-18163       EDGAR Filing Number      000-18163
     CUSIP number            738908102       SEDAR Project Number      00004997


                                POWER PLUS CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
     (the "REGISTRANT", or the "COMPANY", or the "CORPORATION", or "POWER PLUS")

PROVINCE OF ALBERTA, CANADA                                           52-1976897
(STATE OR OTHER JURISDICTION OF INCORPORATION)   (I.R.S. EMPLOYER IDENTIFICATION
                                                  NUMBER)



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

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 2

                                  FORM 10-Q   INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Interim Financial Statements                            3


          Consolidated Statement of Changes in Financial Position for the periods ended - 31 October 1997 and 1996

          Consolidated Balance Sheet - as at 31 October 1997 and 31 January 1997

          Consolidated Statement of Operations
               for the periods ended - 31 October 1997 and 1996

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

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 3

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

                                 THIRD QUARTER
                         (period ended 31 October 1997)
                                  FISCAL 1998


CONSOLIDATED STATEMENT OF OPERATIONS  (UNAUDITED)

 (AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)                                          NINE MONTHS AND YEAR-TO-DATE
                                                       THREE MONTHS ENDED 31 OCTOBER    PERIOD ENDED 31 OCTOBER
                                                       ----------------------------------------------------------
                                                            1997           1996             1997           1996
                                                       ----------------------------------------------------------
SALES                                                   $1,519,355       $846,966       $6,337,332       $903,861
Cost of sales                                            1,179,666        483,881        4,072,820        507,803
                                                         ---------        -------        ---------        -------
Gross profit                                               339,689        363,085        2,264,512        396,058
EXPENSES
   Operating and administration                          3,789,733      1,684,176       11,583,778      2,988,350
   Amortization                                            348,846         15,310          989,439         53,572
                                                           -------         ------          -------         ------
(LOSS) FROM OPERATIONS                                  (3,798,890)    (1,336,401)     (10,308,705)    (2,645,864)

Deficit, beginning of period                            11,733,967     27,503,120        5,224,152     26,193,657
                                                                       ----------                      ----------
Deficit, BEFORE ADJUSTMENT BELOW                                       28,839,521                      28,839,521
         STATED CAPITAL REDUCTION,
         31 JULY 1996 - SEE NOTE 4                                     26,670,825                      26,670,825
                                                       ----------------------------------------------------------
DEFICIT, END OF PERIOD                                 $15,532,857     $2,168,696      $15,532,857     $2,168,696
                                                       -----------     ----------      -----------     ----------
                                                       -----------     ----------      -----------     ----------

EARNINGS PER SHARE                                          $(0.48)        $(0.67)          $(1.64)        $(1.33)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -
         SEE NOTE 5                                      7,843,248      2,009,154        6,271,164      1,992,966



POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 4


CONSOLIDATED BALANCE SHEET
(AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)  31 OCTOBER 1997     31 JANUARY 1997
                                             ---------------     ---------------
                                              (unaudited)           (audited)
                                        ASSETS

   Current Assets
      Cash and cash equivalents                     $535,359         $4,341,243
      Accounts receivable                            103,253            202,319
      Inventory                                    2,025,741          1,809,529
      Prepaid expenses                               746,375            395,849
                                                     -------            -------
   Capital assets, net                             3,906,520          2,652,157
   Deferred charges, net                             660,432            705,120
   Other assets, net                                 728,425            937,637
                                                     -------            -------
                                                  $8,706,105        $11,043,854
                                                  ----------        -----------
                                                  ----------        -----------

                                     LIABILITIES

   Current Liabilities
      Accounts payable and accrued liabilities    $4,229,886         $2,715,813
      Short-term notes payable  - SEE NOTE 6       4,356,398                  0
                                                   ---------                  -
                                                   8,586,284          2,715,813
   Special Notes  - SEE NOTE 7                     4,950,000          4,740,000
                                                   ---------          ---------
                                                  13,536,284          7,455,813
                                                  ----------          ---------

                                 SHAREHOLDERS' EQUITY

   Share capital and warrants                      9,302,678          7,398,300
   Convertible component of Special Notes          1,400,000          1,400,000
   Deficit                                       (15,532,857)        (5,210,259)
                                                  ----------          ---------
                                                  (4,830,179)         3,588,041
                                                   ---------          ---------
                                                  $8,706,105        $11,043,854
                                                  ----------        -----------
                                                  ----------        -----------

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 5


CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION (UNAUDITED)
 (AMOUNTS ARE EXPRESSED IN CANADIAN DOLLARS)           NINE-MONTH YEAR-TO-DATE
                                                       PERIOD ENDED 31 OCTOBER
                                                --------------------------------
                                                     1997               1996
                                                --------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   (Loss) for period                            $(10,308,705)       $(2,645,864)
   Items not affecting cash
      Amortization                                   779,439             53,572
                                                     -------             ------
                                                  (9,529,266)        (2,592,292)
   CHANGES IN NON CASH OPERATING ITEMS
      Accounts receivable                             99,066           (153,151)
      Inventory                                     (216,212)          (981,176)
      Prepaid expenses                              (350,526)                 0
      Accounts payable and accrued liabilities     1,514,073          1,416,062
                                                   ---------          ---------
                                                  (8,482,865)        (2,310,557)
                                                   ---------          ---------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
      Issue of common shares and warrants          1,904,378          2,454,217
      Notes payable                                4,356,398                  0
      Issue of Special Notes                         210,000          6,000,000
                                                     -------          ---------
                                                   6,470,776          8,454,217
                                                   ---------          ---------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchase of capital assets                     (1,793,795)        (1,979,864)
   Purchase of deferred assets                             0            (46,469)
   Purchase of other assets                                0           (388,500)
                                                           -            -------
                                                  (1,793,795)        (2,414,833)
                                                   ---------          ---------

INCREASE (DECREASE) DURING PERIOD                 (3,805,884)         3,728,827
Cash and cash equivalents, beginning of period     4,341,243              1,288
                                                   ---------              -----
CASH AND CASH EQUIVALENTS, END OF PERIOD            $535,359         $3,730,115
                                                    --------         ----------
                                                    --------         ----------

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 6

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: The Consolidated Financial Statements are for the three-month and nine-month year-to-date periods ended 31 October 1997 pertaining to the current fiscal year ending 31 January 1998 ("Fiscal 1998"), and the three-month and nine-month year-to-date periods ended 31 October 1996 pertaining to the fiscal year ended 31 January 1997 ("Fiscal 1997"), and include the results of operations of Power Plus Corporation and its wholly-owned subsidiaries Power Plus USA, Inc., Power Plus Canada, Inc. and First Olympia Holdings Inc. (collectively, the "Company").

NOTE 2: During Fiscal 1997, management developed a reorganization plan with the intent of rebuilding operations, including a financing plan and statutory Plan of Arrangement (collectively, the "Reorganization Plan"), which received the requisite approvals from the shareholders, regulators and court, and is now being implemented. Accordingly, the comparative results of operations for last year were presented on the basis that the Company had recommenced operations although it only operated one store for the first half of Fiscal 1997. (Please refer to Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein.)

NOTE 3: In the opinion of management, the Consolidated Balance Sheet as at 31 October 1997 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and nine-month year-to-date periods ended 31 October 1997 and 1996, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

          The Consolidated Balance Sheet as at 31 October 1997 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and nine-month year-to-date periods ended 31 October 1997 and 1996 are unaudited. The Consolidated Balance Sheet for Fiscal 1997 was audited and reported in the Company's Annual Report to Shareholders and the related annual SEC FORM 10-K Registration Statement.

          The Consolidated Financial Statements and notes are presented in accordance with the SEC's FORM 10-Q quarterly Registration Statement filing requirements, and do not contain certain information included in the Company's annual consolidated financial statements and the notes thereto.

NOTE 4: In accordance with the Reorganization Plan, effective 31 July 1996 the Company reduced both the stated capital amount recorded for its common shares and the accumulated deficit in earnings, each by $26,670,824. Management is of the opinion that, after making the adjustment, the balance sheet better represents the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company as it proceeds to implement its 5-year business plan. (Please refer to Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein.)

          The Deficit of $15,372,857 reported for the period ended 31 October 1997 and $2,168,696 reported for the period ended 31 October 1996 reflect the effects of the stated capital reduction.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 7


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

NOTE 7: The Company completed a $6 million Special Notes 5-year, 10% convertible fixed and floating charge debentures private placement debt financing during Fiscal 1997, in accordance with the Company's Financing Plan incorporated in its Reorganization Plan. The terms of the Special Notes provide that they are convertible, in whole or in part, into common shares of the Company at any time, at $2.50 per common share, representing potential future dilution of up to 2.4 million common shares, and are secured by all the assets of Power Plus Corporation. (Please refer to Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS herein.)

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

          In the opinion of management, the convertible feature of the Special Notes had an assignable fair value of $1.4 million at the date of issuance, which amount has been classified as a component of shareholders' equity. Correspondingly, the liability component of the Special Notes, which had an assignable fair value of $4.6 million at the date of issuance and the difference between this amount and their face value is being amortized on a straight-line basis over their term, is currently $4,950,000. Amortization for this Quarter amounted to $70,000.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1.) CORPORATE OVERVIEW

This interim financial report covers the three-month and nine-month year-to-date periods ended 31 October 1997, the Third Quarter of Fiscal 1998. The Company's business plan and operating strategy for the future positions POWERFUL STUFF to be: The Retail Leader in Innovative Portable Lifestyle Communication and Entertainment Technology. In working to establish its distinctive retail identity, POWERFUL STUFF seeks to be the first in the retail marketplace to capture the lucrative and untapped ELECTRONICS LIFESTYLE youth market ... the 15
- 25 year olds who define the trends and want the neatest, coolest, hottest stuff. POWERFUL STUFF's marketing strategy is to position stores primarily in major regional malls, in sync with where the primary core customer, the 15 - 25 year old, and the secondary customer, the 25 - 30 year old, spend their time and disposable income. The Company's core customer group, teenagers, is growing nearly twice as fast as the general population and is expected to number some 30 million in the US by the Year 2005 -- teens hanging out in malls, each spending $3,000 a year on average. Teens make nearly 40% more trips to the malls than other shoppers, spend more time in malls than other age groups, and spend an average of $38.55 per trip to the mall.

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

The biggest challenge facing the Company, however, in its drive to achieve its goals and objectives, is in the timing and availability of financing. With 44 stores now open, the Company had a revised target earlier this year, modified from original plan, to be 125+ stores by the end of this fiscal year, but further prejudicial delays in completing planned financings finally resulted in no further expansion being possible this year. Future expansion remains contingent upon the availability and timing of funds, the receipt of which cannot be assured. Without future expansion, the Company cannot expect to attain critical mass and thus break even on an annualized basis. Until then, the Company remains dependent upon the raising of external capital -- and when the timing and availability of financing deviates materially from the assumptions in the Company's business plan, the overall business and sales are impacted and adjustments must be made.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                         PAGE 9


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

     Pursuant to an extraordinary resolution of the holders of $6,000,000 10% convertible fixed and floating charge secured special promissory notes (the "1996 Special Notes"), the holders of 1996 Special Notes agreed to subordinate their rights to the payment of the Corporation's obligations to the holders of 1998 Debentures. See "Amendment to Terms of 1996 Special Notes."

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

c. Thirdly, the Corporation is seeking regulatory approval to amend the conversion price of the 1996 Debentures underlying the 1996 Special Notes from $2.50 per

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 10

     common share to $1.25 per common share. See "Amendment to Terms of 1996 Debentures".

d. Fourthly, in order to ensure that the exercise price of the previously issued and outstanding Class A Warrants, Class B Warrants, Class AA Warrants and Class BB Warrants of the Corporation have a conversion price comparable to that of the 1996 Special Notes, the Corporation is seeking regulatory approval to amend the conversion price of all such outstanding warrants to $1.25 per common share and to extend the period of time for exercise of such outstanding warrants. See "Amendments to Class A Warrants, Class AA Warrants, Class B Warrants and Class BB Warrants.".

The following table represents the potential impact on the availability of capital to the Corporation and on the Corporation's share capital if the revised financing plan as proposed by management is implemented.


                                                                   COMMON
CLASS OF SECURITIES                                                SHARES            POSSIBLE NEW CAPITAL     TIMING
------------------------------------------------------------------------------------------------------------------------
Current issued common shares                                      8,060,766                   n/a               n/a
------------------------------------------------------------------------------------------------------------------------
Class A Warrants outstanding proposed @ $1.25 vs.
$1.50(1)                                                          1,815,802               $2,269,755         June 1998
------------------------------------------------------------------------------------------------------------------------
Class B Warrants outstanding proposed @ $1.25 vs.
$2.00(1)                                                          1,787,500               $2,234,375         June 1998
------------------------------------------------------------------------------------------------------------------------
Class AA Warrants outstanding proposed @ $1.25 vs.
$2.50(1)                                                          2,234,056               $2,792,570        Sept. 1998
------------------------------------------------------------------------------------------------------------------------
Class BB Warrants outstanding proposed @ $1.25 vs.
$2.50(1)                                                          2,475,000               $3,093,750        Sept. 1998
------------------------------------------------------------------------------------------------------------------------
$6.0 million Special Notes convertible into common
shares until July 31, 2001 convertible @ $1.25 vs.
$2.50(4)                                                          4,800,000
------------------------------------------------------------------------------------------------------------------------
$4.1 million Bridge Loan convertible @ $1.25(4)                   3,280,000                   n/a               n/a
------------------------------------------------------------------------------------------------------------------------
$5.0 million convertible first secured debentures
convertible @ $0.85 into a unit consisting of a common
share and a warrant(1)                                            5,882,353               $5,000,000         Jan. 1998
------------------------------------------------------------------------------------------------------------------------
2 year warrants underlying the units of the 1998
Debentures exercisable @ $0.90(1)                                 5,882,353               $5,294,117         Jan. 2002
------------------------------------------------------------------------------------------------------------------------
Pending $5.0 million Special Warrant private placement
financing:
a)   common shares(1)                                             5,000,000               $4,250,000         Jan. 1998
b)   share purchase warrants @ $0.90(1)(3)                        5,000,000               $4,500,000         Jan. 2000
------------------------------------------------------------------------------------------------------------------------
NUMBER OF COMMON SHARES, ASSUMING FULL DILUTION(2)               47,982,536
------------------------------------------------------------------------------------------------------------------------
CAPITAL AVAILABLE, ASSUMING FULL DILUTION                                               $ 30,978,686
------------------------------------------------------------------------------------------------------------------------


NOTES:
(1)   Subject to regulatory and shareholder approval.
(2)   Excludes directors and officers incentive stock options.
(3) Excludes any additional securities which may be issued as a penalty. See "Private Placement - Special Warrants".
(4) See "Amendment to Terms of 1996 Special Notes" and see "Conversion of Short Term Debt".

---------------------------

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 11


Management considers the foregoing revised corporate finance plan to be in the best interests of the Corporation. Regulatory body approval in respect of the foregoing matters is subject to the Corporation receiving shareholder approval with respect to each of the foregoing matters. In this regard, notice has been given that a special meeting of holders of common shares of the Company will be held in the Jasper Room, The Westin Hotel at 320-4th Avenue S.W., Calgary, Alberta, at 1:00 p.m. (Calgary time), on Friday, January 30, 1998 (the "January 1998 Special Shareholder Meeting"). Accordingly, management intends to place before the meeting for approval and adoption, with or without modification, various resolutions confirming, ratifying and approving the foregoing revised corporate finance plan, as discussed hereinafter in further detail. (See "Liquidity and Capital Resources", below.)


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

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 12


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

Comparison of this year's results to last year would have little relevance, principally for two reasons: (1) the Company, until it reaches break-even, is still effectively operating in the start up mode and below critical mass; and,
(2) the comparative Consolidated Statements of Operations reflect that during the first two quarters of Fiscal 1997 the Company acquired assets, operated only one store in Canada for most of the first six-month period, opened its first US store in late July 1996, and added most of its other stores during Quarter 4 of Fiscal 1997.

Cost of sales as a percentage of total sales for Quarter 3 of Fiscal 1998 was 78% and 64% year to date. The increasing cost of sales is temporary and reflects the management's restraint toward purchasing merchandise at this time and remains sensitive to the availability and timing of funds, the receipt of which cannot be assured. In the longer term, the Company's management anticipates obtaining a 53% cost of sales.

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


3.)  LIQUIDITY AND CAPITAL RESOURCES


See Note 4 of the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) included with there materials.

The Company's proposed revised corporate finance plan described hereinbefore has been conceived to potentially raise up to $31 million in the aggregate over the next two years. While no assurances can be given as to its completion, the overview table appearing hereinbefore under the heading entitled "Corporate Overview", represents the potential impact on the availability of capital to the Company and on the Company's share capital should the revised financing plan as proposed by management be approved and implemented in its entirety. The revised financing plan, subject to shareholder and

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 13

regulatory approval, incorporates the following elements.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 14

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

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 15

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

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 16

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

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 17

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

--------------------------------------------------------------------------------
WARRANT          WARRANTS       PROPOSED          PROPOSED
 CLASS         OUTSTANDING    EXPIRY DATE         EXERCISE    AVAILABLE CAPITAL
                                                   PRICE
--------------------------------------------------------------------------------
Class A        1,815,802      June 30, 1998       $1.25       $ 2,269,752.50
--------------------------------------------------------------------------------
Class B        1,787,500      June 30, 1998       $1.25       $ 2,234,375.00
--------------------------------------------------------------------------------
Class AA       2,234,056      Sept. 30, 1998      $1.25       $ 2,792,570.00
--------------------------------------------------------------------------------
Class BB       2,475,000      Sept. 30, 1998      $1.25       $ 3,093,750.00

--------------------------------------------------------------------------------
   TOTAL       8,312,379                                      $10,390,447.50
--------------------------------------------------------------------------------

As of the date of this report, the following numbers and classes of Warrants, as defined below, have been exercised at the following exercise prices.

--------------------------------------------------------------------------------
A                          B                  C                    D
 WARRANT CLASS, ORIGINAL     TOTAL PROCEEDS     TOTAL PROCEEDS IF   DIFFERENCE
  EXERCISE PRICE AND        FROM EXERCISE AT    EXERCISED AT NEW     BETWEEN
     NUMBER(1)               ORIGINAL PRICE       PRICE ($1.25)      B AND C
--------------------------------------------------------------------------------
78,046 Class A at $2.50       $195,115.00          $97,557.50        $97,557.50
--------------------------------------------------------------------------------
344,433 Class A at  $2.00     $688,886.00         $430,541.25       $258,334.75
--------------------------------------------------------------------------------

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 18

    ---------------------------------------------------------------------------
     4,225 Class AA at $3.00       $12,675.00        $5,281.25      $7,393.75
     ---------------------------------------------------------------------------
    687,500 Class B at $2.00    $1,375,000.00      $859,375.00    $515,625.00
    ---------------------------------------------------------------------------
                       TOTAL    $2,271,676.00    $1,392,755.00    $878,921.00
    ---------------------------------------------------------------------------
    NOTE 1:        No Class BB Warrants have been exercised to date.

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

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 19

     resolution to convert the Bridge Loan Notes to shares of the Company upon the basis of a conversion price of $1.25 per common share.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                                  THIRD QUARTER
                                                           FISCAL YEAR END 1998
                                                                        PAGE 20

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          Plan of Arrangement. (See Part I, Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, herein)

ITEM 2.   CHANGES IN SECURITIES.
               Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
               Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               Not applicable.

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

                                   POWER PLUS CORPORATION

Date:`     24 December 1997        /s/ R. Bruce Freeman
                                   --------------------------
                                   R. Bruce Freeman
                                   Vice Chairman and Chief Financial Officer
                                   (Duly authorized officer of the Registrant
                                        and its chief financial officer)