Form 10-K
period 1998-01-31
POWER PLUS CORP
filed 1999-03-31
CIK 853444

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

 X   ANNUAL REPORT pursuant to(S)13 OR (S)15(d) OF THE SECURITIES EXCHANGE
---                                                -----------------------
     ACT OF 1934 (fee required) for the 12-month fiscal year ended 31 JANUARY
     -----------
     1998 ("Fiscal 1998").

      --------------------------------------------------------------------------
       Commission file number   0-18163          EDGAR Filing Number   000-18163
      --------------------------------------------------------------------------
       CUSIP number           738908102          SEDAR Project Number   00004997
      --------------------------------------------------------------------------


                            POWER PLUS CORPORATION


            (Exact Name of Registrant as Specified in its Charter)

             (the "REGISTRANT", or the "COMPANY", or "POWER PLUS")


--------------------------------------------------------------------------------
 PROVINCE OF ALBERTA, CANADA                                          52-1976897
 (State or other jurisdiction of inCompany)                    (I.R.S. Employer
                                                          Identification Number)
--------------------------------------------------------------------------------

 7850 WOODBINE AVENUE, SUITE 201,
 MARKHAM, ONTARIO, CANADA                                               L3R 0B9
 (Address of principal executive offices)                         (Postal Code)
--------------------------------------------------------------------------------

 905-479-5683
 800-769-3733                                                       905-479-8911
 (Telephone numbers)                                                (Fax number)
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:    Common Stock,
                                                               no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes ___    No  X
                                                -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of 26 February 1999, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $253,700.84 based upon the closing price of the shares on The Alberta Stock Exchange of $0.015 per share. As of such date, 16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") were outstanding.

Documents Incorporated by Reference:     None.

POWER PLUS CORPORATION                                                FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                          PAGE 2

BASIS OF PRESENTATION

The Company prepares its consolidated financial statements in Canadian dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

EXCHANGE RATES

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 26 February 1999 was C$1 = US$0.6623. For additional information on exchange rates see ITEM 6 -- Selected Financial Data - Exchange Rates.
                    ----------------------------------------


                                     PART I

ITEM 1 --   BUSINESS

Investing is the priority for Power Plus Corporation, a public company dual listed on The Alberta Stock Exchange in Canada and the Over-The-Counter ("OTC") Electronic Bulletin Board in the United States. The primary activities of the Company fall into two categories: investing in operating companies; and, carrying on business through subsidiary operating companies. Accordingly, Power Plus Corporation is the parent of subsidiaries that hire employees, procure merchandise for resale, purchase or build capital assets and carry on business. Since its inception, Power Plus Corporation has invested in specialty retail businesses operating in Canada and the US, primarily selling batteries and battery-related products, wireless telecommunications products and portable fashion electronics.

BACKGROUND AND HISTORY

Power Plus Corporation was incorporated under the Business Corporations Act,
                                                  -------------------------
Alberta (Canada) on 15 December 1986 under the name "Caio Capital Company." Prior to 1 May 1988, the Company had not conducted any significant operations. On 1 May 1988 the Company acquired all of the issued and outstanding shares of Battery One-Stop International Inc., ("BOSI") a private company incorporated under the Business Corporations Act Canada on 6 March 1985, and changed its name
          -------------------------
to "Battery One-Stop Inc." BOSI continued to develop the specialty retail business of marketing and selling batteries and certain battery-powered products in Canada and the Company commenced doing business in the US through a subsidiary during Fiscal 1990. However, this business was unsuccessful and was discontinued late in Fiscal 1992.

In November 1992, the Company formed two US wholly owned subsidiaries. First Olympia Holdings Inc., a US limited liability company, has never been active in carrying on a business. The second, Batteries Etc., Inc. ("Etc.") was incorporated for the purpose of operating a US retail chain in the business. Effective 25 November 1992, Etc. purchased from One-Stop Battery, Inc., an unrelated privately held company, certain of its assets including inventory, kiosks, fixtures and re-

POWER PLUS CORPORATION                                                FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                          PAGE 3

lated equipment, and office furnishings. The acquisition included 40 operating locations in the US and the leases therefor.

On 8 November 1994 the Company changed its name to Battery One, Inc. and its fiscal reporting period to end on 31 January/1/ instead of 30 April. During this time, the Company's business was to sell over 400 types of dry cell batteries, including common and specialized cells through Etc. in the US and BOSI in Canada. In addition, the Company marketed battery-powered and battery-related products. The Company's products were sold principally from kiosks or inline stores situated primarily in high traffic areas of major shopping centers. During this time and up to the end of Fiscal 1996, the Company operated 18 retail locations in Canada and 33 locations in the US.

By the last quarter of Fiscal 1996 (the year ended 31 January 1996), it had become apparent that on the basis of the Company's share capitalization and considering the continued non-profitability of Etc., the Company, notwithstanding its best efforts, could not complete a crucial financing on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management. During this period, Etc.'s cash flow had been subsidized by BOSI, to its serious detriment. (Etc. and BOSI are hereinafter referred to collectively as the "Former Subsidiaries".)

Accordingly, in December 1995, BOSI made a voluntary assignment into bankruptcy pursuant to the Bankruptcy and Insolvency Act Canada. Also in December 1995,
                -----------------------------
Etc. made a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code that was subsequently converted to a Chapter 7 filing in
       ---------------
January 1996. The Company was the largest creditor of the Former Subsidiaries. (See ITEM 7 -- Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
Results of Operations.)
---------------------

Up to this point in time, all of the Company's retail operations in Canada and the US were conducted through the Former Subsidiaries and all of the capital assets employed in carrying on the retail business were owned by the Former Subsidiaries. Accordingly, at 31 January 1996 the Company had neither ongoing operations nor operating assets.

The Company, commensurate with its role of an investment banker, proposed a reorganization plan/2/ to shareholders for their approval at a meeting of the members held on 24 July 1996 (the "1996 Reorganization Plan"). The essence of the plan involved reorganizing, restructuring and refinancing the Company, which, in turn, sought new investment opportunities in businesses not dissimilar to the Former Subsidiaries since it had access to proven senior management and could acquire certain operating assets on an economic basis. With shareholders' approval to the proposed reorganization, new management formulated its operating and financing plan, PLAN 2000.



_________________________

/1/ Fiscal 1995, the nine-month period ended 31 January 1995, was the transition year

/2/ The 1996 Reorganization Plan was conceived during Fiscal 1996 and flushed out during Q1 and Q2 of Fiscal 1997. It had two parts. The first was PLAN 2000, the Company's 5-year business plan prescribing how the Company proposed to build its business to in excess of 1000 stores. The second was the Financing Plan that set out the manner in which the Company proposed to fund for this growth by raising new capital over the first three years, until critical mass and financial self-sufficiency was achieved. The stores operated from leased premises that ranged from 150 to 700 square feet in major enclosed shopping malls in the US and Canada. They sold portable energy, wireless communication products and services (beepers, cellular phones, personal communication systems and related service contracts) and hand-held electronic communications, entertainment, business and lifestyle products.

POWER PLUS CORPORATION                                                FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                          PAGE 4

In July 1996, Power Plus USA, Inc. ("PPUSA"), a wholly owned subsidiary of the Company, commenced implementing its plan for launching the US Powerful Stuff chain. Effective 1 September 1996, PPUSA launched its wireless airtime rebilling business by purchasing more than 20,000 pager customers under existing contracts and the entitlement to the related future wireless (pager/beeper airtime) rebilling revenue from Consumer Electronics Specialty Stores, Inc. ("CESS"), located in Sarasota, Florida. The US retail chain grew to 44 stores and the airtime rebilling business grew by nearly 50% over the next 18 months. Despite these accomplishments, the lack of timely financing, in accordance with PLAN 2000, to support the ongoing operations and growth caused PPUSA to seek protection under Chapter 11 of the US Bankruptcy Code on 31 January 1998. The
                                      ---------------
Company sold certain of PPUSA's capital assets, including its list of pager customers, to an arm's-length party on 29 June 1998, and PPUSA ceased carrying on the business. (See ITEM 7 - Management's Discussion and Analysis of Financial
                               -------------------------------------------------
Condition and Results of Operations.)
-----------------------------------

In September 1996, the Company launched its Canadian Powerful Stuff chain through its wholly owned subsidiary Power Plus Canada, Inc., ("PPCan")/3/. The immediate expansion thrust was concentrated in Ontario, where the chain grew to 18 stores, although plans foresaw the addition of several store locations in British Columbia and Alberta. However, resulting from the same capital constraint, on 8 May 1998 PPCan sought protection by filing a Notice of
                                                              ---------
Intention to File a Proposal to Creditors ("Proposal") under Part III Division I
-----------------------------------------
of the Bankruptcy and Insolvency Act Canada. PPCan remained in possession of its
       -----------------------------
assets. On 26 November 1998 the Company sold the shares of PPCan and certain intellectual properties to a third party that conducted a similar business in Canada. (See ITEM 7 - Management's Discussion and Analysis of Financial
                      -------------------------------------------------
Condition and Results of Operations.)
-----------------------------------

All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA, respectively, and these subsidiaries owned all of the capital assets employed in carrying on the retail businesses. Accordingly, at 31 October 1998 the Company had neither ongoing retail operations nor operating assets.

Notwithstanding reorganizational proceedings underway since, Power Plus has been maintained in good standing from a corporate and regulatory statutory compliance perspective, continuing to comply as required with reporting requirements and disclosures to shareholders. Shareholders approved, at the shareholder meeting held on 21 January 1999, the proposed reorganizational proceedings which management considers in the best interests of the Company (see ITEM 4(2) -- Submission of Matters to a Vote of Security Holders). In summary, the
---------------------------------------------------
shareholders resolved as to the following matters:

1. To change the name of the Company to PPC Capital Corp;

2. To authorize the consolidation of the common shares of the Company on the basis of one (1) common share for each five (5) common shares heretofore outstanding;

3. To authorize a reduction of the stated capital of the Company by $20,700,000;


_______________________

/3/ Since its acquisition in December 1988, PPCan, formerly 385729 Alberta Inc., had been inactive and did not commence to carry on business until September 1996.

POWER PLUS CORPORATION                                                FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                          PAGE 5

4. To authorize the conversion of secured debt of the Company in an amount of up to $5,000,000 into post-consolidation common shares of the Company at a conversion price of $0.10 per post-consolidation common share;

5. To authorize the conversion of certain other debts of the Company in an amount of up to $340,000 into post-consolidation common shares at a conversion price of $0.10 per post-consolidation share; and,

6. To approve the payment of a finder's fee in the amount of $121,230 by issuing up to 1,121,230 post-consolidation common shares at a conversion price of $0.10 per post-consolidation common share.

Upon regulatory approval and implementation of the 1999 Reorganization Plan, the Company intends to aggressively pursue diversified investment opportunities targeted to maximize shareholder value.

While management cannot give any assurances as to the future outlook for the Company, formal application has been made to seek the conditional approval of The Alberta Stock Exchange for the 1999 Reorganization Plan as approved by the shareholders. The name change and share consolidation will not be implemented until the required regulatory approval is obtained, which is anticipated to be during the first quarter ending 30 April 1999, of Fiscal 2000 ending 31 January 2000. During this same period, the Company will be proceeding to prepare and finalize its audited financial statements for the fiscal year ended 31 January 1999 ("Fiscal 1999"), while at the same time seeking a professional opinion/4/ as to the extent and applicability of its substantial tax loss carry forwards. Only upon approval and implementation of the 1999 Reorganization Plan and the finalization of Fiscal 1999's financial statements and the tax loss opinion, will the Company be in a position to pursue investment opportunities. In management's opinion, the tax loss carry forwards are expected to represent a significant asset for the Company which is anticipated to be material in attracting a suitable candidate for purposes of restructuring its business affairs.

In the circumstances of these reorganizational proceedings, The Alberta Stock Exchange is conducting a review of the financial affairs of the Company in order to ascertain as to whether the Company meets minimum listing requirements. In the event the Company is unable to satisfy The Alberta Stock Exchange as to compliance with minimum listing requirements on or before 30 April 1999, the Common Shares could face a suspension from trading. In the event of any such suspension, the Company is in no way impaired from continuing on with its day-to-day operations in seeking out new investment opportunities. The trading in shares of Alberta issuers is typically halted on The Alberta Stock Exchange for extended periods pending closure of transactions by way of reverse take-over.


ITEM 2 --   PROPERTIES

As of the date hereof, the Company's 3,250 square feet of executive offices are situated at 7850 Woodbine Avenue, Suite 201, Markham, Ontario, L3R 0B9 and leased on a month-to-month basis at a monthly occupancy cost of approximately $3,400.

____________________________

/4/  See Note 10 in the Notes to the audited Consolidated Financial Statements
     - Fiscal 1998, included herein.

POWER PLUS CORPORATION                                                FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                          PAGE 6

ITEM 3 --   LEGAL PROCEEDINGS

The following summarizes, to the best of management's knowledge, potential, pending or known legal proceedings and litigation, arising primarily from transactions between third parties and one or both of PPUSA and PPCan, in all considered ordinary routine litigation incidental to the business.

1) CDA Industries Inc., a Canadian company and manufacturer and supplier of store fixtures, commenced an action in the Ontario Court against the Company for the payment of alleged unpaid amounts due from either or both PPCan and PPUSA. The Company has disputed this claim considering it without merit and will vigorously defend it as required and advised.

2) PageMart Canada Limited, a Canadian company and former supplier of airtime to PPCan was sued by PPCan in the Ontario Court for non-performance. PageMart countersued the Company in response, alleging it was owed certain amounts for services rendered by it to PPCan and for breach of contract. The Company has disputed PageMart's claim considering it without merit, and will vigorously defend it as required and advised.

3) Management is informed of claims that may have been made against PPUSA in the United States, after PPUSA ceased carrying on business, by landlords pertaining to store premises leased by PPUSA. The details of these claims are undetermined as of the date hereof, and there is the possibility that collateral claims may have been made against the Company. The Company has retained US counsel to advise management and will take all steps necessary and required.

In management's opinion, and to the best of its knowledge, none of these potential, pending or known routine legal proceedings are expected to have any material impact on future operating results or the financial condition of the Company.

ITEM 4 --   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. SPECIAL MEETING HELD 30 JANUARY 1998

   A special meeting of the Company's shareholders was held 30 January 1998. In total, 1,022,585 Common Shares were represented, constituting a quorum and representing over 13% of the total number of 8,060,766 Common Shares eligible to vote at the meeting.

   The resolutions before the shareholders for their consideration were validly approved. The results of shareholder votes are reported as follows:

   a) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, relating to the private placement of up to and including 5,882,353 special warrants of the Corporation at a purchase price of $0.85 per special warrant.

      -----------------------------------------------------------------------------
      Number of common shares    Number of common shares    Number of common shares
            voted for                 voted against              votes withheld
      -----------------------------------------------------------------------------
            995,766                      355                           405
      -----------------------------------------------------------------------------

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                          PAGE 7

  b) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, relating to the private placement of a series of 10% first fixed and floating charge secured convertible debentures in the aggregate principal amount of $5,000,000.

      Number of common shares  Number of common shares   Number of common shares
             voted for               voted against           votes withheld
     ---------------------------------------------------------------------------
              993,746                     2,375                   655
     ---------------------------------------------------------------------------

  c) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, relating to an amendment to the conversion price of the issued and outstanding 10% convertible secured special promissory notes and the 10% convertible secured debentures of the Corporation and the subordination of such special notes and debentures.

      Number of common shares  Number of common shares  Number of common shares
             voted for              voted against           votes withheld
     ---------------------------------------------------------------------------
              987,896                   7,975                     655
     ---------------------------------------------------------------------------

  d) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, relating to extending the expiry dates of the Class A Warrants, Class B Warrants, Class AA Warrants and Class BB Warrants of the Corporation and to amend the respective exercise prices thereof to $1.25 per common share.

      Number of common shares  Number of common shares  Number of common shares
             voted for              voted against           votes withheld
     ---------------------------------------------------------------------------
              993,696                   2,375                     455
     ---------------------------------------------------------------------------

  e) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, relating to amending the terms and conditions of certain stock options previously approved by the shareholders of the Corporation by increasing the number of stock options to be granted up to and including 1,650,000 of such stock options, by setting the exercise price thereof and by extending the time within which management may grant such stock options.

      Number of common shares  Number of common shares  Number of common shares
             voted for                voted against          votes withheld
     ---------------------------------------------------------------------------
              988,151                    7,970                     405
     ---------------------------------------------------------------------------

  f) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, relating to the issuance of up to 400,000 units at a price of $0.85 per unit, of the Corporation in payment and conversion of certain outstanding indebtedness of the Corporation.

      Number of common shares  Number of common shares  Number of common shares
            voted for               voted against            votes withheld
      --------------------------------------------------------------------------
             993,946                    2,375                      205
      --------------------------------------------------------------------------

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                          PAGE 8

   g) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, relating to the conversion of certain unsecured 10% promissory notes of the Corporation in an aggregate principal amount of $4,081,250 and interest payable thereon into common shares at a conversion price of $1.25 per common share.

      Number of common shares  Number of common shares   Number of common shares
             voted for              voted against            votes withheld
      --------------------------------------------------------------------------
              993,746                   2,375                    405
      --------------------------------------------------------------------------

   h) The approval and adoption, with or without modification, of the special resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, relating to the consolidation of the issued and outstanding common shares of the Corporation on the ratio of one (1) new common share for up to each five
      (5) common shares heretofore outstanding.

      Number of common shares   Number of common shares  Number of common shares
              voted for             voted against            votes withheld
      --------------------------------------------------------------------------
               977,366                  18,875                   285
      --------------------------------------------------------------------------


2. ANNUAL GENERAL AND SPECIAL MEETING HELD 21 JANUARY 1999

   An annual general and special meeting of the Company's shareholders was held 21 January 1999 to, amongst other orders of business, approve the 1999 Reorganization Plan. In total, 4,080,675 Common Shares were represented, constituting a quorum and representing over 24% of the total number of 16,913,389 Common Shares eligible to vote at the meeting.

   The resolutions before the shareholders for their consideration were validly approved. The results of shareholder votes are reported as follows:

   a) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, fixing the board of directors at three members.

      Number of common shares  Number of common shares  Number of common shares
             voted for              voted against              votes withheld
      --------------------------------------------------------------------------
             4,057,537                  22,969                       0
      --------------------------------------------------------------------------

   b) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, for the election as a director of the nominee named in the management information circular accompanying this instrument of proxy for terms of office set out in the management information circular.

      Number of common shares  Number of common shares  Number of common shares
             voted for               voted against          votes withheld
      --------------------------------------------------------------------------
             4,049,299                     0                     8,173
      --------------------------------------------------------------------------

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                          PAGE 9

  c) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, of the receipt of the annual report of the board of directors and the consolidated audited financial statements of the Company for the fiscal year ended 31 January 1998 and the unaudited financial statements for the six (6) month period ended 31 July 1998 and the nine (9) month period ended 31 October 1998.

      Number of common shares  Number of common shares  Number of common shares
             voted for             voted against            votes withheld
     ---------------------------------------------------------------------------
             4,058,522                21,914                       0
     ---------------------------------------------------------------------------

  d) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, of the appointment of BDO Dunwoody, Chartered Accountants, Toronto, Ontario, as the auditor of the Corporation for the ensuing year and to authorize the board of directors to fix their remuneration.

     Number of common shares  Number of common shares   Number of common shares
            voted for             voted against             votes withheld
     ---------------------------------------------------------------------------
            4,057,085                   0                         823
     ---------------------------------------------------------------------------

  e) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting of, the election as a director of the nominee named in the accompanying management information circular for a term of office expiring at the third succeeding annual meeting of shareholders.

     Number of common shares   Number of common shares  Number of common shares
            voted for               voted against            votes withheld
     ---------------------------------------------------------------------------
            4,048,794                  31,687                       0
     ---------------------------------------------------------------------------

  f) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, authorizing the sale of all of the shares of Power Plus Canada, Inc., a subsidiary of the Corporation together with all right, title and interest to the proprietary names, marks and styles "Powerful Stuff" and "Powerful Connections".

     Number of common shares   Number of common shares   Number of common shares
            voted for              voted against              votes withheld
     ---------------------------------------------------------------------------
            4,033,304                 47,177                         0
     ---------------------------------------------------------------------------

  g) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, authorizing the sale of certain assets of Power Plus USA, Inc., a subsidiary of the Corporation.

     Number of common shares  Number of common shares   Number of common shares
           voted for                voted against           votes withheld
     ---------------------------------------------------------------------------
           4,033,179                    47,277                    0
     ---------------------------------------------------------------------------

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 10

  h) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, authorizing the Company to change its name to PPC Capital Corp. or such other name as in the sole discretion the board determines is appropriate and which any regulatory body having jurisdiction may accept.

     Number of common shares   Number of common shares   Number of common shares
           voted for                voted  against           votes withheld
     ---------------------------------------------------------------------------
           4,075,410                     4,738                      0
     ---------------------------------------------------------------------------

  i) The ratification of a special resolution previously approved by the shareholders at a special meeting on 30 January 1998, as more particularly set out in the accompanying management information circular, authorizing the consolidation of the common shares on the basis of one (1) common share for each five (5) common shares heretofore outstanding.

     Number of common shares   Number of common shares   Number of common shares
            voted for                voted against           votes withheld
     ---------------------------------------------------------------------------
            4,052,857                   27,414                      0
     ---------------------------------------------------------------------------

  j) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, authorizing the reduction of the stated capital of the Company by $20,700,000.

     Number of common shares   Number of common shares   Number of common shares
            voted for                voted against           votes withheld
     ---------------------------------------------------------------------------
            4,052,712                    25,289                     0
     ---------------------------------------------------------------------------

  k) The approval and adoption, with or without modification, of an ordinary resolution, as more particularly set out in the accompanying management information circular, authorizing the conversion of certain short term debt of the Company in the principal amount of up to $5,000,000 into post-consolidation common shares of the Company at a conversion price of $0.10 per post-consolidation share.

     Number of common shares   Number of common shares   Number of common shares
            voted for                voted against           votes withheld
     ---------------------------------------------------------------------------
            4,034,770                   45,731                      0
     ---------------------------------------------------------------------------

  l) The approval and adoption, with or without modification, of a resolution, as more particularly set out in the accompanying management information circular, authorizing the conversion of certain other debts of the Company in the amount of up to $340,000 into post-consolidation common shares at a conversion price of $0.10 per post-consolidation common share.

     Number of common shares   Number of common shares   Number of common shares
            voted for                voted against           votes withheld
     ---------------------------------------------------------------------------
            4,034,274                    46,227                     0
     ---------------------------------------------------------------------------

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 11

  m) The approval and adoption, with or without modification, of an ordinary resolution, as more particularly set out in the accompanying management information circular, authorizing and approving the payment of a finder's fee in the amount of $121,230 by issuing up to 1,121,230 post-consolidation common shares at a conversion price of $0.10 per post-consolidation common share.

     Number of common shares   Number of common shares   Number of common shares
            voted for                voted against           votes withheld
     ---------------------------------------------------------------------------
            4,026,711                    52,605                     0
     ---------------------------------------------------------------------------

  n) The approval and adoption, with or without modification, of the ordinary resolution as more particularly set forth in the management information circular prepared for the purposes of the meeting, to transact such other business as may be properly brought before the meeting

     Number of common shares   Number of common shares   Number of common shares
            voted for                voted against           votes withheld
     ---------------------------------------------------------------------------
            4,052,612                    26,649                      0
     ---------------------------------------------------------------------------

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 12

                                    PART II

ITEM 5 --  MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS

COMMON STOCK DATA

Commensurate with the approvals and implementation of the Company's 1996 Reorganization Plan and the related renaming of the Company as Power Plus Corporation, new stock trading symbols were adopted. The Common Stock is listed on The Alberta Stock Exchange, Province of Alberta, Canada, and is traded under the symbol "PPC". The former symbols were "BTB" in Alberta and "BATT" in the US. The Company is a reporting issuer in the Provinces of Alberta and British Columbia, in Canada, and in the United States.

Prior to January 1992, the Common Stock was included in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), trading NASDAQ small cap under the symbol "BATTF". The Common Stock was delisted from NASDAQ small cap trading in January 1992 due to the Company's failure to satisfy certain minimum capital requirements.

Effective 19 December 1994, the Company resumed trading in the US on the OTC Electronic Bulletin Board under its old symbol BATTF. No trades were reported for the period 31 December 1994 through 28 February 1995. Beginning 24 April 1995, the trading symbol was changed to "BATT" when the Company's application to qualify as an exempt foreign issuer was accepted by NASDAQ. Effective with the Company's name change to Power Plus Corporation, the new symbol for trading on the OTC Electronic Bulletin Board become "PPCO".

As part of the Company's 1996 Reorganization Plan, approval was obtained to reorganize and consolidate its capitalization on the basis of 20 pre-consolidation shares for 1 post-consolidation share plus 1 exchange right, that is to 2,238,281 post-consolidation shares from the pre-existing 44,765,613 pre-consolidation shares. After receiving shareholder approval in July 1996, final court and regulatory approval as required was obtained and the reorganization and consolidation (20:1 reverse-split) occurred effective 1 November 1996.

It came to the attention of management in March of 1998 that NASDAQ, without consultation with the Company, unilaterally changed the symbol for trading on the OTC Electronic Bulletin Board to "PRPS". A more senior NASDAQ issuer had requested and been granted the symbol "PPCO".

The name change to PPC Capital Corp. and the related 5:1 share consolidation forming part of the Company's pending 1999 Reorganization Plan as approved by the shareholders (see ITEM 1 -- Business), when implemented upon obtaining
                                --------
regulatory approval of The Alberta Stock Exchange, will result in new trading symbols being adopted. This is anticipated to occur by the end of the first quarter ending 30 April 1999 of Fiscal 2000 ending January 2000, which would result in the currently issued and outstanding 16,913,389 Common Shares being consolidated into 3,382,677 post-consolidation shares.

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 13


The following table sets forth the reported high and low sale prices for the Common Shares as quoted by The Alberta Stock Exchange for each full quarterly period within Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively, restated for the impact of the 20:1 reverse split and expressed in Canadian dollars:

---------------------------------------------------------------------------------------------------------------------------
                                 FISCAL 1998                       FISCAL 1997                   FISCAL 1996/1/ ,/2/
---------------------------------------------------------------------------------------------------------------------------
                            High              Low             High              Low             High            Low
                            ----              ---             ----              ---             ----            ---
---------------------------------------------------------------------------------------------------------------------------
1st Quarter               $3.75              $1.00            $2.80             $2.30           $8.00           $7.20
---------------------------------------------------------------------------------------------------------------------------
2nd Quarter               $2.00              $1.20            $3.80             $2.80           $6.60           $6.40
---------------------------------------------------------------------------------------------------------------------------
3rd Quarter               $1.30              $0.75            $7.20             $4.00           $6.00           $5.60
---------------------------------------------------------------------------------------------------------------------------
4th Quarter               $0.85              $0.30            $4.20             $2.75           $6.60           $6.00
---------------------------------------------------------------------------------------------------------------------------
1  The Company's Common Shares were subject to a reverse-split consolidation on the basis of 20 old shares for one (new)
   Common Share, effective 1 November 1996. All amounts reported in prior periods in the table have been restated for comparative purposes. (See also ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of
   Operations concerning management's 1996 Reorganization Plan as it concerns the Common Shares.)
------------------------------------------------------------------------------------------------------------------------
2  The Company's shares began trading under the symbol PPC. Previously, the shares traded under the symbol BTB.
------------------------------------------------------------------------------------------------------------------------

The following table sets forth the reported high and low bid prices for the Common Shares as quoted in the US on the OTC Electronic Bulletin Board for each full quarterly period within Fiscal 1998, Fiscal 1997 and Fiscal 1996, respectively, restated for the impact of the 20:1 reverse split and expressed in
                                                                    ------------
US Dollars:
----------

------------------------------------------------------------------------------------------------------------------------------
                               FISCAL 1998                     FISCAL 1997                FISCAL 1996 /1/, /2/ & /3/
------------------------------------------------------------------------------------------------------------------------------
                           High            Low             High            Low             High           Low
                           ----            ---             ----            ---             ----           ---
------------------------------------------------------------------------------------------------------------------------------
1st Quarter               $2.69           $0.72           $1.80           $0.90           $6.00          $5.63
------------------------------------------------------------------------------------------------------------------------------
2nd Quarter               $1.44           $0.86           $2.60           $1.50           $6.25          $4.38
------------------------------------------------------------------------------------------------------------------------------
3rd Quarter               $0.93           $0.54           $4.60           $1.88           $5.00          $1.80
------------------------------------------------------------------------------------------------------------------------------
4th Quarter               $0.61           $0.22           $2.88           $2.13           $3.60          $0.60
------------------------------------------------------------------------------------------------------------------------------
1  The Company's Common Shares were subject to a reverse-split consolidation on the basis of 20 old shares for one (new)
   Common Share, effective 1 November 1996. All amounts in prior periods reported in the table have been restated for comparative purposes. (See also ITEM 7 - Management's Discussion and Analysis of Financial Condition and Results of
   Operations concerning management's 1996 Reorganization Plan as it concerns the Common Shares.)
------------------------------------------------------------------------------------------------------------------------------
2  The Company's shares did not begin trading on the Electronic Bulletin Board until April 1995 which was Q1 -
   Fiscal 1996.
------------------------------------------------------------------------------------------------------------------------------
3  The Company's shares, which were formerly trading under the symbol PPCO, now trade under the symbol PRPS.
   Previously, the shares traded under the symbol BATT.
------------------------------------------------------------------------------------------------------------------------------

Because a substantial number of Common Shares are held by agents in "street name", the Company is unaware of exactly how many of the outstanding Common Shares are held by residents of the United States. As of the date hereof, it is estimated there are in excess of 2,000 beneficial holders of the 16,913,389 issued and outstanding Common Shares.

There are no restrictions concerning the payment of dividends on the Common Shares. However, to date, the Company has not paid dividends on its Common Shares.

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 14


EXCHANGE CONTROLS AND OTHER LIMITATIONS AFFECTING SECURITY HOLDERS

Acquisitions of control of businesses or companies in Canada are regulated by the Investment Canada Act (the "Investment Act"). The Investment Act created an agency known as Investment Canada. In certain circumstances, an investment to acquire control of a Canadian business is reviewable by said agency. In other cases, only notice need be given to said agency and, in many cases, no action need be taken at all. The Investment Act does not apply to the acquisition of securities such as shares of the Company where the acquisition does not constitute an acquisition of "control" within the meaning of said term in the Investment Act. Generally, the term "control" means the possession, direct or indirect, of the power to direct or cause the direction of the management and policies of a person, whether through the ownership of voting securities, by contract or otherwise. Under the Investment Act, the acquisition of more than 50% of the voting shares of a Company is deemed to be an acquisition of control of such Company, and the acquisition of one-third or more of the voting shares of a Company is presumed to be an acquisition of control of such Company unless it can be established that the acquirer does not control the Company through the ownership of one-third or more of the voting shares. The acquisition of less than one-third of the voting shares of a Company is deemed not to be an acquisition of control of such entity.

The Company is aware of no Canadian governmental laws, decrees or regulations nor any foreign exchange controls which restrict the import or export of capital or which affect the remittance of dividends, interest or other payments of non-resident holders of the Company's securities, except as discussed in ITEM 7 --

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.
----------

The Company knows of no limitation on the rights of nonresident or foreign owners to hold or vote the Common Shares imposed by foreign laws and there are no provisions in the Company's charter or by-laws which restrict ownership of securities or prescribe restrictions on the payment of dividends, interest or other payments to shareholders.

TAXATION

Dividends and other distributions deemed to be dividends paid or deemed to be paid by a Canadian resident Company to a non-resident of Canada generally are subject to non-resident withholding tax equal to 25% of the gross amount of the dividend or deemed dividend. Also, a non-resident of Canada is subject to tax in Canada at the rates generally applicable to residents of Canada on any "taxable capital gain" arising on the disposition of the shares of a Canadian public Company if such non-resident, together with persons with whom he does not deal at arm's length, owned 25% or more of the issued shares of any class of the capital stock of the Canadian public Company at any time in the five years immediately preceding the date of disposition of the shares. The taxable portion of the capital gain is three-quarters of the actual gain from the disposition of the shares.

Canadian taxation of dividend and deemed dividend payments to and gains realized by non-residents of Canada who are residents of the United States are subject to the 1980 Canada-United States Income Tax Convention (the "1980 Convention"). Under the 1980 Convention, the rate of Canadian non-resident withholding tax on dividends or deemed dividends paid to a United States resident may not exceed 15%, and in the case of a United States Company that beneficially owns at least 10% of the voting stock of the Company paying the dividend may not exceed 10% of the divi-

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 15

dend or deemed dividend. On March 17, 1995, the United States and Canada signed a protocol to the 1980 Convention (the "1995 Protocol").

Ratified on 9 November 1995, the 1995 Protocol reduces the withholding rate on dividends from 15% to 10%, and, in the case of a dividend paid to a United States Company that owns at least 10% of the voting stock of the payor Company, to 7% for dividends paid in 1995, 6% for dividends paid in 1996, and 5% for dividends paid after 1996. Where the dividends are received by a United States person carrying on business in Canada through a Canadian permanent establishment and the shares in respect of which the dividends or deemed dividends are paid are effectively connected with that permanent establishment, the dividends or deemed dividends are generally subject to Canadian tax as business profits, generally without limitation under the 1980 Convention.

The 1980 Convention also provides that gains realized by a United States resident on the disposition of shares of a Canadian Company may not generally be taxed in Canada unless the value of the Canadian Company is derived principally from real property situated in Canada or the shares form part of the business property of a permanent establishment which the United States shareholder has or had in Canada within the twelve month period preceding the date of disposition.

Subject to certain limitations, generally Canadian income taxes paid or accrued by a United States resident to Canada on account of dividends or deemed dividends paid by the Canadian Company and gains from the disposition of the Canadian Company's shares are eligible for foreign tax credit treatment in the United States.

RECENT SALES OF UNREGISTERED SECURITIES

See ITEM 7(C)(1) -- Management's Discussion and Analysis of Financial Condition
                    -----------------------------------------------------------
and Results of Operations; Financial Condition, Liquidity and Capital Resources.
-------------------------

ITEM 6    SELECTED FINANCIAL DATA

The following selected financial data of the Company are presented for, and as of the end of Fiscal 1998, Fiscal 1997, Fiscal 1996, the nine-month Transition Fiscal 1995, and the former 12-month fiscal year ended 30 April 1994. (During Fiscal 1995, the Company changed its fiscal year end to 31 January from 30 April.) This information should be read in conjunction with ITEM 7 -- Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations and the Consolidated Financial Statements and the Notes thereto,
----------
included elsewhere herein. The Company's Consolidated Financial Statements and related information have been prepared according to Canadian Generally Accepted Accounting Principles (CGAAP), however, these financial statements comply, in all material respects, with United States Generally Accepted Accounting Principles, except as described in Note 13 to the Company's Consolidated Financial Statements included elsewhere herein.

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 16

--------------------------------------------------------------------------------------------------------------------------------
                                                                                             TRANSITION
                                                                                             FYE ENDED
                                                   FYE 31 JANUARY                            31 JANUARY           FYE 30 APRIL
                                                   --------------                            ----------           ------------
--------------------------------------------------------------------------------------------------------------------------------
                                 1998 /(5)/, /(6)/     1997 /(4)/       1996/(1)/, /(2)/         1995/(1)/       1994/(1)/
                                 ----                  ----             ----                     ----
--------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
--------------------------------------------------------------------------------------------------------------------------------
Total revenue                    $   8,049,418       $  4,080,598       $  5,375,229         $  8,547,973       $ 10,223,192
--------------------------------------------------------------------------------------------------------------------------------
Net (loss)                        ($19,099,911)       ($5,547,427)       ($4,541,551)         ($1,489,416)       ($2,063,707)
--------------------------------------------------------------------------------------------------------------------------------
Net (loss) per share/(3)/
--------------------------------------------------------------------------------------------------------------------------------
  Post reverse-split                    ($3.04)            ($2.54)            ($2.50)              ($0.94)            ($1.40)
--------------------------------------------------------------------------------------------------------------------------------
  as originally reported /(2)/                                                ($0.13)              ($0.05)            ($0.07)
--------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
--------------------------------------------------------------------------------------------------------------------------------
Total assets                     $   3,404,568       $ 11,043,854       $    330,035         $  5,182,679       $  4,739,604
--------------------------------------------------------------------------------------------------------------------------------
Working capital                   ($10,401,886)      $  4,033,127          ($422,159)        $    611,868       $    161,473
--------------------------------------------------------------------------------------------------------------------------------
Long-term liabilities            $   5,020,000       $  4,740,000               NIL                NIL                 NIL
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities                $  16,737,060       $  7,455,813       $    507,208         $  2,152,401       $  2,015,312
--------------------------------------------------------------------------------------------------------------------------------
Common shareholders'              ($13,332,492)      $  3,588,041          ($177,173)        $  3,030,278       $  2,724,292
 equity/ (deficiency) /(3)/
--------------------------------------------------------------------------------------------------------------------------------

(1) Consolidated results of the Company and its Former Subsidiaries.

(2) The Company's Common Shares were subject to a reverse-split consolidation on the basis of 20 old shares for one (new) Common Share, effective 1 November 1996, during Quarter 4 of Fiscal 1997. The comparative amounts for reported periods prior to Fiscal 1997 have been restated on a comparative basis. The Common Share characteristics and entitlements are the same as the old shares. (See also ITEM 7 -- Management's Discussion and Analysis of
                                ---------------------------------------
    Financial Condition and Results of Operations for more discussion concerning
    ---------------------------------------------
    management's 1996 Reorganization Plan as it concerns the Common Shares.)

(3) To date, the Company has not paid dividends on its Common Shares.

(4) In accordance with the 1996 Reorganization Plan and the Plan of Arrangement, the stated capital amount and accumulated deficiency in earnings were both reduced by $26,670,825, to better reflect the financial repositioning of the Company. (See also ITEM 7(3)(d) - Management's
                                                            ------------
     Discussion and Analysis of Financial Condition and Results of Operations
     ------------------------------------------------------------------------
     for more discussion concerning Stated Capital Reduction.)

(5) Of this amount, it is the Company's intention to convert $6,744,194 into Common Shares. Accordingly, such conversion will eliminate future cash out flow for both repayment of indebtedness and payment of interest due. (See also ITEM 7(4)(d) - Management's Discussion and Analysis of Financial
                         -------------------------------------------------
     Condition and Results of Operations.)
     -----------------------------------

(6) The long-term liabilities are Special Notes that were converted into Common Shares in April 1998. Accordingly, such conversion will eliminate future cash out flow for both repayment of indebtedness and payment of interest due. (See also ITEM 7 - Management's Discussion and Analysis of Financial
                             -------------------------------------------------
     Condition and Results of Operations.)
     -----------------------------------

EXCHANGE RATES

The following table sets forth, for the periods and dates indicated, certain information currents he concerning exchange rates of United States and Canadian Dollars. All figures shown represent noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York. The sources of this data are the Federal Reserve Bulletin and the International Financial Statistics prepared by the Bureau of Statistics of the International Monetary Fund.

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 17

                                C$ High                 C$ Low                 Average            Fiscal Year End
                                -------                 ------                 -------            ---------------
--------------------------------------------------------------------------------------------------------------------
                           C/US        US/C        C/US        US/C       C/US        US/C        C/US       US/C
                           ----        ----        ----        ----       ----        ----        ----       ----
--------------------------------------------------------------------------------------------------------------------
         1998             $1.36        $0.74      $1.44       $0.69      $1.39        $0.72      $1.46      $0.69
--------------------------------------------------------------------------------------------------------------------
         1997             $1.38        $0.73      $1.33       $0.75      $1.36        $0.74      $1.37      $0.73
--------------------------------------------------------------------------------------------------------------------
         1996             $1.36        $0.74      $1.28       $0.78      $1.32        $0.77      $1.32      $0.77
--------------------------------------------------------------------------------------------------------------------
         1995             $1.42        $0.70      $1.34       $0.74      $1.37        $0.72      $1.40      $0.71
--------------------------------------------------------------------------------------------------------------------
         1994             $1.26        $0.79      $1.40       $0.72      $1.32        $0.76      $1.38      $0.72
--------------------------------------------------------------------------------------------------------------------

ITEM 7 -- MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


1)   OVERVIEW


     The Company's 1996 Reorganization Plan, transforming the remnants of the former Battery One, Inc. under new management into Power Plus Corporation, was reliant upon PLAN 2000. PLAN 2000, the Company's 5-year business plan prescribing how the Company proposed to roll out its Powerful Stuff specialty niche retail business throughout North America, incorporated a detailed financing plan setting out the framework for providing a total of $49.1 million over the initial 3-years of PLAN 2000. The timeliness and availability of this capital, required to be raised through the junior public capital markets in Canada, was critical to the success of PLAN 2000. This capital was vital to the Company's growth, but its availability was dependent upon macroeconomic factors outside the Company's control. The goal was critical mass, that point when adequate retail outlets were open, operational and achieving at least annualized breakeven cash flow - at which time the business could be financially self-sustaining. Beyond this, the projected cash flow from store profit could ultimately make the Company's growth internally funded.

     With the Company's biggest challenge being the availability of capital, management could not have foreseen the adversity represented by the devastation to the junior capital markets in Canada during 1997, afflicted with the BREX Resources mining scandal and infected by the Asian Flu factor. For the Company, whose capital was being raised in Canadian dollars, these debilitating market circumstances were exacerbated at the same time by the substantial devaluation of the Canadian currency against the US dollar, having regard to PLAN 2000's emphasis on US expansion and the burdensome appetite for US currency.

     Despite management's best efforts to act responsibly during this period of uncertainty, these times ultimately called for strong preservation measures. Consequently, on 31 January 1998, PPUSA sought protection under Chapter 11 of the US Bankruptcy Code. The Company's was the largest and
                          ---------------
     only secured creditor of PPUSA, which remained in possession of its assets. With 44 stores then open, down from a peak of 63 stores at the end of Q3 - Fiscal 1998, the continued prejudicial delays in completing planned financings prohibited further expansion.

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 18

     With no expectation of any short-term improvement in this crisis, the Company subsequently announced on 8 May 1998 that PPCan had also sought protection from creditors by filing a Proposal under the Bankruptcy and
                                                              -------------
     Insolvency Act Canada. The Company's was the largest and only secured
     --------------
     creditor of PPCan. PPCan remained in possession of its assets pending a determination as to whether the operations could be refinanced or sold as a going concern.

     Despite the Company's efforts, the Canadian junior capital markets only continued to deteriorate, so the prospects of refinancing became unrealistic. As a result, on 29 June 1998, the Company realized its security pertaining to the indebtedness of PPUSA and foreclosed on the remaining assets of PPUSA and sold them, including its list of pager customers, for cash consideration of US$125,000 and the assumption of certain liabilities in the aggregate amount of US$377,000. The remaining capital assets of PPUSA, consisting primarily of store fixtures and leasehold improvements, were abandoned where situated in various locations to offset existing liabilities to landlords and PPUSA, discharged from its Chapter 11 Petition, ceased carrying on business in the US.

     On 26 November 1998, the Company sold the shares of PPCan and certain related intellectual properties to an arm's-length third party that conducts a similar business in Canada. The sale was made pursuant to a share purchase agreement dated 30 October 1998, between the Company, as vendor, and Battery Plus Inc. ("BPI"), as purchaser. On 11 September 1998, the creditors of PPCan accepted the offer made to them under the Proposal and the required court approval was subsequently obtained by order dated 7 October 1998, satisfying certain pre-conditions to the sale to BPI. As a result of the Proposal and the completion of the sale to BPI, all claims of the creditors of PPCan as compromised were fully satisfied.

     All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA and all of the capital assets employed in carrying on the retail business were owned by them. Accordingly, and as reported in the unaudited interim Q3 -- Fiscal 1999 Report to Shareholders, the Company as of the date hereof no longer has any retail operations nor operating assets. The Company is currently undergoing a reorganization, implementing its 1999 Reorganization Plan, as described in detail herein (see ITEM 1 - Business).
     --------

2)   RESULTS OF OPERATIONS

     A)   FISCAL 1998

          During Fiscal 1998, management's inability, as previously explained, to predict the availability and timing of capital injections, adversely impacted its ability to operate and grow the business in an orderly fashion. As expected, sales and operating results proved inelastically reactive to capital availability. Faced with unpredictable capital injections and a persistent chronic shortage of operating cash to fund vital merchandise inventory purchases, the Company was unable to generate normal and consistent sales levels from existing stores. Without new capital and with uneconomic operations that required ongoing cash, the business faced a crisis.

          During early Fiscal 1998, the Company, through its subsidiaries, invested $1,983,481 in capital operating assets, compared to $3,486,592 in the previous year. A substantial portion of this amount had been expended on the development, design and building of two

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 19

          new concept stores/5/. Both stores opened in June 1997 to critical acclaim. Independent shopping center mall and retail associations adjudged them new concept winners in their category. Management, enthused by this profile, was optimistic concerning the payback from the stores that showed promising economics. Notwithstanding, the unavailability of projected capital meant that all stores were unable to acquire sufficient merchandise inventory and eventually the drain on cash reserves to fund inefficient and uneconomic operations forced management to seek protection.

          During Q4 -- Fiscal 1998, management commenced systematically implementing radical measures and defensive strategies, firstly to pare-down the business to conserve demand for operating cash (but retain a hub from which to grow the business should new financing become a reality), and secondly to protect the assets.

          On 31 January 1998 PPUSA sought protection by filing a Chapter 11 Petition under the United States Bankruptcy Code. PPUSA immediately
                                           ---------------
          closed 18 Powerful Stuff stores in the US, leaving 11 stores open on an interim basis, clustered in the State of Florida strategically proximate to the operations office in Sarasota (closed in May 1998). Management considered this interim measure to be in the Company's best interests in order to manageably consolidate its US operations pending possible financing and to protect its assets/6/ through reorganization. (See (S)4 - Subsequent to Fiscal 1998, below.)

          Since the Company ceased to operate PPUSA as a going concern at the beginning of Fiscal 1999, the Fiscal 1998 financial results include the cost of winding up its business, provisions for the write-downs of carrying values for accounts receivable, inventory and capital assets/7/. Accordingly, at the end of Fiscal 1998, the Company wrote down the carrying value of PPUSA's assets by $3,247,521 in view of the Chapter 11 filing since it had vacated or abandoned all stores not located in Florida. Similarly, PPCan recorded a $600,000 provision for the write-down of the carrying value of its capital assets and leasehold improvements, because commensurate with filing its Proposal it had abandoned certain capital assets at 11 unprofitable locations.

          Accordingly, Fiscal 1998 results are anomalous and not comparable to prior years' results. The Consolidated Financial Statements for Fiscal 1998 include the accounts of the Company, PPUSA and PPCan. All significant intercompany accounts and transactions between the Company and the subsidiaries were eliminated.

          COMPARISON OF BUSINESS RESULTS FOR FISCAL 1998, FISCAL 1997 AND FISCAL 1996 The following table sets forth certain items reflected in the Company's Consolidated Statement of Operations expressed as percentages of sales:

__________________________
/5/ Planning and design for these stores had actually commenced during Fiscal 1997. The Company had been committed to their completion and, in view of the circumstances, had believed their launch could enhance the potential for raising capital.

/6/ The Company was the only first secured and largest creditor of both PPUSA and PPCan.


/7/ The value of the capital assets abandoned at unprofitable locations accrues to offset existing rent obligations for those particular locations. In most cases, landlords are able to re-lease more readily when a location is left partially fixtured.

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 20




                                                                                    Percentage of Sales
                                                                                      FYE 31 January
                                                                                      --------------
                                                                           1998            1997            1996
                                                                          ----            ----            ----
          Cost of sales                                                    81.5%           58.5%           42.4%
          Operating, occupancy & administrative expenses                  255.3%          180.8%          133.3%
          Net loss                                                        237.3%          139.4%           84.9%
          Operating and administrative expenses include write-off of assets abandoned in 1998 and 1996.

     The unfavorable increase in cost of sales and decrease in gross profit resulted for three reasons:

     . reports the negative impact of accounting reserves included in the Fiscal 1998 accounts for the cost of inventory adjustments and write-down of inventory carrying values pursuant to the closure of PPUSA and sale of PPCan;
     . reflects the diseconomy because the Company could not purchase merchandise inventory in suitable quantities (necessary to sustain reasonable sales at the stores); and
     . sporadic inventory purchases and, as a result, inconsistent merchandise mix meant special sales promotions were required to bolster sales.

     Declining sales meant store operating overhead became uneconomic because both the cost of direct labor and store rent, which are essentially fixed costs and incurred as long as a location is open, were too onerous, especially in light of the decreasing gross profit.

     The sought-after reduction in Operating and Administration Expenses was partially nullified by accounting adjustments for reserves made primarily to PPUSA's balance sheet in concert with its Chapter 11 filing and also the professional fees, and termination and severance pays to employees incurred therewith.

     No corporate income taxes were payable in Fiscal 1998. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income arising from Fiscal 1998 to exceed $15 million. This amount, which is additional to $20 million accrued from Fiscal 1997, is not reported in the Consolidated Balance Sheet but is disclosed in Note 10 of the Notes to the Financial Statements, included herein.

b)   FISCAL 1997

     Prior to the end of Fiscal 1996, the Company's Former Subsidiaries were assigned into bankruptcy. The Company was formerly named Battery One, Inc. Accordingly, at the end of Fiscal 1996, the Company had neither ongoing operations nor operating assets.

     On 1 February 1996, the beginning of Fiscal 1997, the Company announced its 1996 Reorganization Plan which was subdivided into two parts: PLAN 2000, the Company's 5-year business plan prescribing how the Company proposed to relaunch and build its business; and, the integrated $49.1 million Financing Plan, which set out the timing and manner in which the Company proposed to finance PLAN 2000's funding requirements, of which $15.4 million was received as of the end of Fiscal 1997.. The 1996 Reorganization Plan, which incorporated a related Plan of Arrangement, was approved by the Company's shareholders at the annual and special meeting held on 24 July 1996, including proposal to: change its name; reduce its stated capital; and, reorganize and consolidate its capitalization on the basis of 20 pre-consolidation shares for 1 post-consolidation share plus one

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 21

     exchange right. After the consolidation, 2,238,281 shares were outstanding from the existing 44,765,613 pre-consolidation shares. The Plan of Arrangement received final court approval in October 1996. (See (S)3 Financial Condition, Liquidity and Capital Resources below.)
     ----------------------------------------------------

     During Fiscal 1997, the Company invested, through its operating subsidiaries, $3,486,592 in capital operating assets, compared to $-nil the previous year. Of this amount, $1,200,500 was invested in capital assets acquired and $2,286,092 was added by purchasing or constructing assets over the course of the year. At the end of Fiscal 1997, the Company had non merchandise inventory valued at $247,439 comprised of store furniture and fixtures and POS computer hardware not yet put into service which was included in working capital and that was not amortized. These fixed assets were to be deployed as new stores opened during Fiscal 1998. Since the majority of stores were opened in the last four months of Fiscal 1997 and because of the limited time these fixed assets were deployed in the year, the Company did not amortize its capital investment in fixed assets that year.

     After much research and planning during the first part of Fiscal 1997, the Company launched its rollout of the Powerful Stuff chain of retail stores. Through PPUSA and PPCan, Power Plus operated 51 retail stores by the end of Fiscal 1997 under the trade name Powerful Stuff. The majority of these stores were opened in the last four months of Fiscal 1997. During the first two quarters of Fiscal 1997 the Company operated only one store in Canada and opened its first US store in July 1996. During Q3 and Q4 of Fiscal 1997, the Company opened 36 new locations and acquired a chain of 13 retail locations in Florida.

     Management, in accordance with PLAN 2000, had projected that the Company must expand to the 125-store level before attaining profitable operations. The weighted average number of months stores were open during Fiscal 1997 was only 3 -- much less than critical mass.

     Cost of sales as a percentage of total sales for this period was 58.5%, reflecting the inefficiencies arising from restructuring and rebuilding the merchandise mix and the negative impact resulting from non optimal purchasing power of a small chain lacking support from vendors in terms of available credit and timely deliveries. This state of transition, which commenced with the bankruptcies of the Former Subsidiaries, meant the administrative and overhead costs included specialty legal and accounting fees pursuant to those bankruptcies and certain non recurring costs in preparation for restructuring and reorganizing the Company. In addition, these costs are disproportionate to the planned normal level because new management had invested substantial research and planning time for the Company's future, and the inefficiencies expected in startup operations. Senior management, commensurate with demands of PLAN 2000, also made the strategic decision to hire a qualified management team that could meet the demands and growth anticipated in PLAN 2000 and then to manage the future business. This action increased overhead accordingly.

POWER PLUS CORPORATION                                               FORM 10-K
                                                          FISCAL YEAR END 1998
                                                                       PAGE 22


     Operating and administration expenses incurred in Fiscal 1997, as discussed above, are not comparable to Fiscal 1996, principally because, pursuant and subsequent to the bankruptcies of the Former Subsidiaries, the Company was initially focused on reorganizing, restructuring and planning for the future.

     The amount of amortization for the period declined in comparison to the corresponding periods ending in Fiscal 1996 because the Company had fewer assets deployed during the year as compared to the prior period.

     No corporate income taxes were payable in Fiscal 1997. Management expects the amount of accrued income tax losses being carried forward and available for sheltering future business income arising from Fiscal 1997 to exceed $5 million. This amount, which is additional to $15 million accrued from Fiscal 1997, is not reported in the Fiscal 1998 audited Consolidated Balance Sheet but is disclosed in Note 10 of the Notes to the Financial Statements, included herein.

c)   FISCAL 1996
     -----------

     By Q4 -- Fiscal 1996, it had become apparent to management that on the basis of the Company's share capitalization, and in consideration of the continued non profitability of Etc., the Company, notwithstanding its best efforts, regrettably was not able to complete the financing of the turnaround program on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management, which were subsidized by BOSI to its serious detriment.

     In December 1995 BOSI made a voluntary assignment into bankruptcy pursuant to the Canadian Bankruptcy and Insolvency Act. In December 1995, Etc. made
                     -----------------------------
     a voluntary petition seeking protection under Chapter 11 of the US

     Bankruptcy Code, which in January 1996 was converted to a Chapter 7 filing.
     ---------------

     All of the Company's operations in Canada and the US were conducted through the Former Subsidiaries and all of its capital assets were owned by the Former Subsidiaries. As at 31 January 1996 the Company, therefore, had neither ongoing operations nor operating assets.

     The Consolidated Statements of Operations for Fiscal 1996 reflect the decline in operations experienced by the Former Subsidiaries. The loss from operations reported in the Company's Consolidated Financial Statements is $4.4 million. In addition, the loss on abandonment of Former Subsidiaries in the amount of $118,767, increased the net loss to $4.5 million.

     The Consolidated Financial Statements for Fiscal 1996 include the accounts of the Company, BOSI and Etc. All significant intercompany accounts and transactions between the Company and the Former Subsidiaries were eliminated.

     No corporate income taxes were payable in Fiscal 1996. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income, is $15 million. This amount is not reported in the Fiscal 1998 audited Consolidated Balance Sheet. This amount is not reported in the Consolidated

                                                                       FORM 10-K
POWER PLUS CORPORATION                                      FISCAL YEAR END 1998
                                                                         PAGE 23


       Balance Sheet but is disclosed in Note 10 of the Notes to the Financial Statements, included herein.

3)  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    a)  FINANCING ACTION AND CHANGES DURING FISCAL 1998 AND SUBSEQUENTLY

        i) On 24 April 1998, the Company completed the conversion of the $6 million, 10% fixed and floating charge secured special promissory notes debentures, converted at $1.25 per common share, resulting in the issuance of 5,080,767 common shares of the Company. (See (S)4(d) -- Special Notes debt financing, below.)
              ----------------------------

       ii) Effective 24 July 1998, the Company converted certain short-term debt notes it had executed and delivered (the "Bridge Loan Notes") during Fiscal 1998 evidencing an aggregate principal amount of $4,081,250 in unsecured loans bearing interest at an annual rate of 10%. The conversion rate was $1.25 per Common Share. Accordingly, the Company issued 3,771,858 Common Shares as payment in full of all obligations, including accrued interest, under the Bridge Loan Notes.

      iii) As of the date hereof, there are now 16,913,389 Common Shares of the Company currently issued and outstanding. (See the table in
           (S)3(c) --Summary of changes to shares and share capital and
                     ----------------------------------------------
           (S)4(c) -- Consolidation of Capital, below.)
                      ------------------------
       iv) The Company has neither any share purchase warrants, nor options to purchase shares granted to any officers, directors, employees, advisors or consultants to the Company, which remain or are outstanding as of the date hereof.

        v) The Company executed promissory notes evidencing indebtedness in the aggregate principal amount of $1,900,000 of unsecured loans advanced as at FYE 1998 and bearing interest payable on maturity at an annual rate of 10%. The holders of these promissory notes agreed to the replacement of these unsecured loans by 10% first fixed and floating charge secured debentures maturing 31 January 2001 with interest accruing and payable upon maturity. The Company executed additional promissory notes on similar terms and conditions for $1,291,000 during Fiscal 1999. The replacement of these unsecured loans with debentures totaling $3,191,000 was completed during Q4 -- Fiscal 1999. (See (S)4(d) - Conversion of Secured Debt, below.)
                                --------------------------

       vi) Interest due on the 10% Bridge Loan Notes, 10% Promissory Notes and 10% Special Notes is payable in arrears at the time of repayment or conversion by the issuance of common shares. The 10% Bridge Loan Notes and 10% Special Notes plus the interest accrued and payable thereon were converted into Common Shares.

      vii) Commencing in Fiscal 1996, all securities, including the Special Notes that were converted into Common Shares, were sold by private placement to accredited investors in Canada. These securities were issued pursuant to the governing securities laws in the applicable governing jurisdictions in Canada but were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption from registration contained in
           (S)4(2) of the Securities Act of 1933, as amended.
                          ----------------------

    B)  UPDATE CONCERNING FINANCINGS COMMENCED FROM 1996 FINANCING PLAN

        (Please also refer to the table in (S)3c -- Summary of changes to shares
                                                    ----------------------------
        and share capital, below.)
        -----------------

                                                                       FORM 10-K
POWER PLUS CORPORATION                                      FISCAL YEAR END 1998
                                                                         PAGE 24

        i) FISCAL ADVISOR ENGAGED FOR FISCAL 1997

           The Company engaged C.M. Oliver & Company Limited of Toronto (the "Agent") effective 1 March 1996 as its fiscal advisor and agent for a one-year term. The term was not extended. The Agent assisted the Company on a best efforts basis in raising the capital in accordance with the Financing Plan. The Agent's compensation included a warrant to purchase up to 225,000 post-consolidation shares at $2.00 per share. (Please also refer to the table in (S)3c -- Summary of changes
                                                              ------------------
           to shares and share capital, below.)
           ---------------------------

           As well, the Agent's compensation included an 8% finder's fee for certain capital amounts raised. During Fiscal 1997, the Company paid a total of $752,000 in cash and 45,000 Common Shares as a payment in kind on account of finder's fees.

       II) 1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

           During Fiscal 1997, according to the 1996 Reorganization Plan, the Company completed the 1996 Special Warrant Private Placement Financing (the "1996 Special Warrants") of $4.5 million representing an aggregate of 2.25 million 1996 Special Warrants.

           Each 1996 Special Warrant was converted at no additional consideration into one Common Share on 31 January 1997 plus one Class B Warrant. This warrant consisted of two entitlements: firstly, entitling holders to acquire up to an aggregate of 2.25 million Common Shares at an exercise of $2.00 per share on or before 30 September 1997, representing additional potential future capital to the Company in the aggregate of up to $4.5 million; and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an aggregate of a further 2.25 million Common Shares at an exercise purchase price of $2.50 per share on or before 1 March 1998, representing additional potential future capital in the aggregate of up to $5.6 million. (See (iv.) -- Approval of Amendment to Certain Terms of Class A, Class AA,
                    -----------------------------------------------------------
           Class B and Class BB Warrants, below.)
           -----------------------------

           The 1996 Special Warrant financing terms provided that the Company would incur a 10% penalty payable by the issuance of additional 1996 Special Warrants to the holders of the 1996 Special Warrants, that is a further 225,000 1996 Special Warrants on a pre-consolidation basis in prescribed circumstances, representing dilution of 225,000 Common Shares. The Company was unable to meet such obligations and the penalty was therefore incurred. The entitlements attached to the penalty 1996 Special Warrants are the same as the 1996 Special Warrants.

           Holders of the penalty 1996 Special Warrants were not required to pay to receive the common shares included therein, but the Class B and BB Warrants attached thereto included the same exercise price, that is $2.00 per Common Share for the Class B Warrant and $2.50 per Common for the Class BB Warrant. (See (iv.) -- Approval of Amendment to
                                                   ------------------------
           Certain Terms of Class A, Class AA, Class B and Class BB Warrants,
           -----------------------------------------------------------------
           below.)

      III) FISCAL 1997 SHARE CAPITAL REORGANIZATION & CONSOLIDATION AND EXCHANGE RIGHTS ENTITLEMENTS

           The reorganization and consolidation of the Company's outstanding share capital, according to the 1996 Reorganization Plan, occurred pursuant to a Plan of Arrangement under (S)86 of the Business
                                                                --------
           Corporations Act Alberta, which had received shareholder, court and
           ----------------
           regulatory approval. In general terms, the Company reorganized and con-

                                                                       FORM 10-K
POWER PLUS CORPORATION                                      FISCAL YEAR END 1998
                                                                         PAGE 25

           solidated all of its issued old shares (of which 44,765,613 pre-consolidation shares had been issued and outstanding as of 1
           November 1996) on the basis of every 20 old shares before consolidation being reorganized and consolidated into one consolidated Common Share (that is 2,238,281 post-consolidated Common Shares) and one Exchange Right. Under the terms of this consolidation, each consolidated Common Share had attached to it one exchange entitlement (the "Exchange Rights") to purchase one unit of the Company's equity (the "Exchange Rights Units") on or by 31 January 1997.

           The Exchange Rights entitled holders to purchase up to an aggregate of 2,238,281 Exchange Rights Units of the Company at an exercise price of $2.00 per unit on or before 31 January 1997, representing additional capital to the Company up to an aggregate of $4,476,562 in Fiscal 1997. (Please also refer to the table in (S)3(c) -- Summary of
                                                                      ----------
           changes to shares and share capital, below for more details
           -----------------------------------
           concerning the exercise of Rights Entitlements and capital raised.)

           Each Exchange Rights Unit consisted of one Common Share plus one purchase warrant, hereinafter referred to as the Class A Warrants. The Class A Warrants consisted of two entitlements: firstly, entitling holders to purchase 2,238,281 Common Shares of the Company at an exercise price of $2.00 per share, on or before 30 September 1997, representing additional potential future capital to the Company up to an aggregate of $4.5 million; and, secondly, conditional upon the exercise of the Class A Warrant, a collateral warrant, the Class AA Warrant, that entitled holders to purchase up to an aggregate of a further 2,238,281 Common Shares of the Company at an exercise price of $2.50 per share on or before 1 March 1998, representing additional potential future capital to the Company in the amount of up to an aggregate of $5.6 million. (See (iv.) -- Approval of Amendment to
                                                    ------------------------
           Certain Terms of Class A, Class AA, Class B and Class BB Warrants,
           -----------------------------------------------------------------
           below.)

           Effective 31 January 1997, all the Exchange Rights were converted into 2,238,281 Common Shares and the Company received $4,476,562 in new capital. (Please also refer to the table in (S)3c -- Summary of
                                                                    ----------
           changes to shares and share capital, below.)
           -----------------------------------

       IV) APPROVAL OF AMENDMENT TO CERTAIN TERMS OF CLASS A, CLASS AA, CLASS B & CLASS BB WARRANTS

           The Company obtained shareholder approval on 30 January 1998 to amend the conversion price of all outstanding warrants to $1.25 per common share and to extend the period of time for exercise of such outstanding warrants as follows:

           (1) extend the Class A Warrant Exercise Date and Class B Warrant Exercise Date until 30 June 1998;

           (2) reduce the exercise price of the Class A Warrants and the Class B Warrants from $2.00 per common share to $1.25 per common share;

           (3) extend the Class AA Warrant Exercise Date and the Class BB Warrant Exercise Date to 30 September 1998; and

           (4) reduce the exercise price of the Class AA Warrants and the Class BB Warrants from $2.00 per common share to $1.25 per common share. All other terms and conditions remained the same.

_______________________

* All references in this FORM 10K are to Common Shares outstanding post-consolidation.

                                                                       FORM 10-K
POWER PLUS CORPORATION                                      FISCAL YEAR END 1998
                                                                         PAGE 26

           However, despite these amendments and the best efforts of management, because of the ongoing degeneration of the junior capital markets no additional warrants were exercised and no additional capital was raised. Accordingly, all entitlements attributed to these warrants expired 30 September 1998.

        V) SPECIAL NOTES CONVERTIBLE DEBT FINANCING

           In March 1996, according to the 1996 Reorganization Plan, the Company received approval for a $6 million 5-year 10% Special Note private placement offering which was subsequently increased by $5 million in June 1997 to become $11 million 10% Special Notes. During Fiscal 1997, the Company completed $6 million placement in two closings. Each $1,000 principal amount of Special Notes was converted into an equivalent principal amount of 5-year 10% convertible fixed and floating secured debentures. Such debentures were fully secured by all the assets of Power Plus Corporation.

           On 24 April 1998, the Company converted the $6 million Special Notes, plus accrued and unpaid interest thereon, into 5,080,765 Common Shares at $1.25 per Common Share. (See (S)3(c) -- Summary of changes
                                                             ------------------
           to shares and share capital, below.)
           ---------------------------

       VI) 1997 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

           The Company received regulatory approval for a 1997 Special Warrant Private Placement Financing of $3 million represented by 1,714,286 - 1997 Special Warrants having a purchase price of $1.75 per 1997 Special Warrant, representing additional potential future capital to the Company of $3 million, and which is expected to close in August 1997. Each 1997 Special Warrant was convertible into one Common Share plus one share purchase warrant entitling the holder to purchase, for up to one year after date of issue, one additional Common Share for $2.00, representing additional potential dilution of 1,714,286 Common Shares and future capital to the Company in the amount of up to $3.4 million. The 1997 Special Warrants represent potential dilution of up to 3,428,570 Common Shares and up to $6.4 million in additional capital on a fully diluted basis. As of the date hereof, as a result of market conditions this financing was aborted.

      VII) FUTURE POTENTIAL FUNDING FROM THE FINANCING PLAN

           All financing in accordance with the 1996 Reorganization Plan concluded on 30 September 1998, commensurate with the expiring of the entitlements formerly attached to Warrants. During Fiscal 1999, the Company converted both the Bridge Loan Notes and Special Notes into Common Shares. No additional financing will be concluded in regard to the 1996 Reorganization Plan.



                    [Purposely left blank - see next page.]

                                                                       FORM 10-K
POWER PLUS CORPORATION                                      FISCAL YEAR END 1998
                                                                         PAGE 27



  C)    SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL

        The table depicts the changes to share capital following from the 1996 Reorganization Plan and to the date hereof.

----------------------------------------------------------------------------------------------------------
                                                                          Shares       Capital   Timing
----------------------------------------------------------------------------------------------------------
              ($ amounts are expressed in Canadian Dollars in
              millions; assumes maximum dilution)                                           Completed
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
     i     CONSOLIDATED, BEGINNING SHARE CAPITALIZATION (from 44,765,613 shares on 20:1 basis):
----------------------------------------------------------------------------------------------------------
           a.) Post-consolidation number of Common Shares                  2,238,281   $  0.0    FY 1997
----------------------------------------------------------------------------------------------------------
           b.) Capital raised from Exchange Right Units that
               included Class A & AA  Warrants:
----------------------------------------------------------------------------------------------------------
               i)  Exchange Rights Unit converted into 1 Common            2,238,281   $  4.5    FY 1997
                   Share at $2.00 & 1 Class A Warrant
----------------------------------------------------------------------------------------------------------
              ii)  Class A Warrants exercised to purchase 1                  197,456   $  0.4    FY 1998
                   Common Share @ $2.00 and receive 1 Class AA Warrant
                   (Balance of Class A Warrants expired unexercised.)
----------------------------------------------------------------------------------------------------------
             iii)  Class AA Warrants exercised to purchase 1                   4,246   $  0.0    FY 1998
                   Common Share @ $2.50 (Balance of Class AA Warrants
                   expired unexercised.)
----------------------------------------------------------------------------------------------------------
              iv)  Agent's Option to purchase 225,000 Common                 225,000   $  0.5    FY 1997
                   Shares at $2.00 and receive equal number of Agent's
                   Option Class A Warrants
----------------------------------------------------------------------------------------------------------
     ii    1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING
----------------------------------------------------------------------------------------------------------
           a.)  Special Warrants for $2.00 that were exchanged             2,250,000   $  4.5    FY 1997
                during  first quarter of  Fiscal 1998 for Common
                Shares and an equivalent number of Class B Warrants
----------------------------------------------------------------------------------------------------------
           b.)  Class B Warrants exercised to purchase one Common            687,500   $  1.3    FY 1998
                Share at $2.00 and receive one Class BB Warrant.
                (Balance of Class B Warrants and all Class BB
                Warrants issued expired unexercised.)
----------------------------------------------------------------------------------------------------------
           c.)  Penalty Special Warrants to receive 225,000 Common           225,000   $  0.0    FY 1997
                Shares at  no cost and 255,000 Class B Penalty
                Warrants. (Exercised Class B Warrants included
                above.)
----------------------------------------------------------------------------------------------------------
     iii   CONVERSIONS OF DEBTS INTO COMMON SHARES at $1.25 per share
----------------------------------------------------------------------------------------------------------
           a.)  $6 million - Special Notes (see (S)4(d) - Special          5,080,767   $  6.0    FY 1999
                Notes convertible debt financing, above)
----------------------------------------------------------------------------------------------------------
           b.)  $4.1 million  -- Bridge Loan Notes (see (S)3(a)(ii)        3,771,858   $  4.1    FY 1999
                - Financing activities instigated and changes             ----------  -------
                during Fiscal 1999, above)
----------------------------------------------------------------------------------------------------------
     v     NUMBER OF SHARES, FULLY DILUTED /(1)/ CASH CAPITAL RAISED      16,913,389     22.0
                                                                          ==========   ======
-----------------------------------------------------------------------------------------------------------
     vi    CONVERTIBLE INDEBTEDNESS - FUTURE POTENTIAL DILUTION
-----------------------------------------------------------------------------------------------------------
           a.)  $3 million - Secured Debt (see (S)4(c) - Conversion                              FY 2000
                of Secured Debt, below)
-----------------------------------------------------------------------------------------------------------
     (1)  At the meeting of shareholders of the Company held on 30 January 1998, the shareholders of the
          Company approved the  consolidation of the Company's issued and outstanding Common Shares on a ratio of 1 new common share for up to each 5 common shares outstanding. Subject to the approval of The Alberta Stock Exchange, it is the intention of the Company to complete this consolidation as soon as possible, with the result that the 16,913,389 Common Shares outstanding as at the record date would become 3,382,677 common shares.
-----------------------------------------------------------------------------------------------------------

 D) STATED CAPITAL REDUCTION As proposed in the 1999 Reorganization Plan, the Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the

                                                                       FORM 10-K
POWER PLUS CORPORATION                                      FISCAL YEAR END 1998
                                                                         PAGE 28

        Company pursuant to (S)36 of the Business Corporations Act Alberta,
                                         -------------------------
        by reducing the stated capital of the Common Shares by an amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares would result in the reduction of the shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

        In accordance with the Plan of Arrangement incorporated in the 1996 Reorganization Plan, the Company reduced both the stated capital amount for the Common Shares and the accumulated deficit by $26,670,825, effective 31 July 1996.

        A reduction of the stated capital will have no immediate tax consequences to a holder of Common Shares. The reduction of stated capital might have an effect, in certain circumstances, if the Company is wound up or makes a distribution to its shareholders, or when the Company redeems, cancels or acquires its Common Shares. As a general rule, upon such transactions, the holder of Common Shares will be deemed to have received a dividend to the extent that the amount paid or distributed exceeds these stated capital of its Common Shares.

    E)  FISCAL 1997 AND PRIOR

        Over the several years prior to Fiscal 1997, the Company experienced significant operating losses and met cash flow requirements by selling common shares on a private placement basis. The Company raised approximately $1.8 million during the 9 months ended 31 January 1995. On 29 July 1994, 3 million share purchase warrants were exercised and the Company issued 3 million common shares for cash proceeds of $660,000. In addition, on 29 July 1994 the Company completed a private placement financing of special warrants. The Company issued 6,363,636 special warrants at 22 cents each, for cash proceeds of $1.4 million. Each special warrant entitled the holder to convert the special warrant at no further consideration into one common share and one-half of one regular warrant. One regular warrant entitles the holder to purchase one share of common stock at $1.00 per share on a pre-consolidation basis or $20.00 per share post-consolidation. During Fiscal 1996, 4,498,454 special warrants were exchanged, 1,279,000 special warrants were exchanged during the 9 months ended 31 January 1995 and the remainder in February 1996 was exchanged for Common Shares. No regular warrant, which expired between July 1996 and January 1997, was exercised.

4)  Subsequent to Fiscal 1998

    a) On 31 January 1998, PPUSA sought protection by filing a Chapter 11 Petition under the United States Bankruptcy Code. PPUSA immediately
                                         ---------------
        closed 18 Powerful Stuff stores in the US, leaving 11 stores open on an interim basis, clustered in the State of Florida strategically proximate to the operations office in Sarasota (closed in May 1998). Management considered this interim measure to be in the Company's best interests in order to consolidate and brace its US operations pending possible financing and to protect its assets/9/ through reorganization in the shorter term. By mid-June 1998, faced with deteriorating adverse capital markets, the absence of new capital forced PPUSA to cease carrying on business. On 29 June 1998, the Company realized its security pertaining to the indebtedness of PPUSA and foreclosed on the remaining assets of PPUSA. With the op-

________________
/9/ The Company is the first secured and largest creditor of both PPUSA and PPCan.

                                                                       FORM 10-K
POWER PLUS CORPORATION                                      FISCAL YEAR END 1998
                                                                         PAGE 29


        erations of PPUSA ceased, the Corporation sold certain of the capital assets of PPUSA, including its list of pager customers, to an arm's-length party for cash consideration of US$125,000 and the assumption of certain liabilities in the aggregate amount of US$377,000. The remaining capital assets of PPUSA, consisting primarily of store fixtures and leasehold improvements, were abandoned where situated in various locations to offset existing liabilities to landlords. Accordingly, PPUSA, now discharged from its Chapter 11 Petition, no longer carries on business in the United States.

    b)  For essentially the same reasons, on 8 May 1998 PPCan filed a Notice of
                                                                      ---------
        Intention ("Notice") pursuant to (S)50.4(1) of the Bankruptcy and
        ---------                                          --------------
        Insolvency Act Canada. The resulting Proposal was approved at the
        --------------
        meeting of creditors held on September 1998, and court approval of the Proposal was final on 7 October 1998. On 27 November 1998 the Company completed the sale of PPCan to BPI. Obtaining these approvals was a prerequisite of the sale. As a condition of the sale, BPI advanced PPCan approximately $637,000 to pay the Proposal Trustee, to enable it to fund its obligations to the creditors in accordance with the terms of the Proposal, and pay certain administrative and operating costs incurred post-Notice. As a result, all claims of the creditors of PPCan as compromised will be fully satisfied. In connection with the sale of PPCan, the Company sold, transferred and assigned PPCan's secured debt, in recognition of the repayment by PPCan of a portion of the indebtedness, and its right, title and interest to the proprietary names, marks and styles "POWERFUL STUFF" and "Powerful Connections" for $100,000 cash consideration.

    C)  CONSOLIDATION OF SHARE CAPITAL

        At the special meeting of shareholders of the Company held on 30 January 1998, the shareholders of the Company approved a resolution approving the consolidation of the Company's issued and outstanding common shares on a ratio of one new common share for up to each five common shares outstanding. In accordance with the 1999 Reorganization Plan, as approved at the 21 January 1999 meeting of the shareholders, and the approval of The Alberta Stock Exchange, it is the intention of the Company to complete this consolidation from the 16,913,389 common shares outstanding to 3,382,677 post-consolidation common shares during the first quarter ending 30 April 1999 of Fiscal 2000 ending 31 January 2000.

    D)  CONVERSION OF SECURED DEBT

        i) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures were proposed to mature on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, the Company abandoned the 1998 Debentures. Subse-

                                                                       FORM 10-K
POWER PLUS CORPORATION                                      FISCAL YEAR END 1998
                                                                         PAGE 30

           quently, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998 with Elliott & Associates, Inc., providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. Management considered it desirable to provide for the convertibility of the Debentures, including all principal amounts advanced thereunder and interest accruing thereon, into Common Shares of the Company on the basis that the Debentures will be convertible, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share (see (S)5 -- Consolidation of Share Capital, above). In
                                     ------------------------------
           view of the fact that the possible aggregate issuance of Common Shares issuable upon conversion of the Debentures represents over 25% of the Company's Common Shares currently issued and outstanding, shareholder approval was obtained at the 21 January 1999 meeting of the shareholders and the required approval of The Alberta Stock Exchange is pending as of the date hereof.

      ii) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the implementation of a four-tiered revised corporate finance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company is obligated to pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000. To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, subject to regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,121,230 post-consolidation common (see
           (S)c -- Consolidation of Share Capital, above).
                   ------------------------------

   5)   OUTLOOK

        Upon regulatory approval and implementation of the 1999 Reorganization Plan, the Company intends to aggressively pursue diversified investment opportunities targeted to maximize shareholder value.

        While management cannot give any assurances as to the future outlook for the Company, formal application has been made to seek the conditional approval of The Alberta Stock Exchange for the 1999 Reorganization Plan as approved by the shareholders. The name change and share consolidation will not be implemented until the required regulatory approval is obtained, which is anticipated to be during the first quarter ending 30 April 1999, of Fiscal 2000 ending 31 January 2000. During this same period, the Company will be proceeding to prepare and finalize its audited financial statements for the fiscal year ended 31 January 1999

                                                                       FORM 10-K
POWER PLUS CORPORATION                                      FISCAL YEAR END 1998
                                                                         PAGE 31

        ("Fiscal 1999"), while at the same time seeking its auditor's opinion/10/ as to the extent and applicability of its substantial tax loss carry forwards. Only upon approval and implementation of the 1999 Reorganization Plan and the finalization of Fiscal 1999's financial statements and the tax loss opinion, will the Company be in a position to pursue investment opportunities. In management's opinion, the tax loss carry forwards are expected to represent a significant asset for the Company which is anticipated to be material in attracting a suitable candidate for purposes of restructuring its business affairs.

        In the circumstances of these reorganizational proceedings, The Alberta Stock Exchange is conducting a review of the financial affairs of the Company in order to ascertain as to whether the Company meets minimum listing requirements. In the event the Company is unable to satisfy The Alberta Stock Exchange as to compliance with minimum listing requirements on or before 30 April 1999, the Common Shares could face a suspension from trading. In the event of any such suspension, the Company is in no way impaired from continuing on with its day-to-day operations in seeking out new investment opportunities. The trading in shares of Alberta issuers is typically halted on The Alberta Stock Exchange for extended periods pending closure of transactions by way of reverse take-over.

ITEM 7a--   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in Item 14(a) hereof are incorporated herein by reference and are filed as a part of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

________________________
/10/ See Note 10 in the Notes to the audited Consolidated Financial Statements-
     Fiscal 1998, included herein.

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 32

                                   PART III

ITEM 10 --  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names of all directors and executive officers of the Company as of the date hereof, all positions and offices held by each such person with the Company or each such person's principal occupation or employment, the name and principal business of any organization by which such person is employed for the past five fiscal years, and the period during which he has served as such.

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

-------------------------------------------------------------------------------------------------------------------
                                                                                   Commencement     Conclusion of
        Name           Age                        Position                         of Service       Current Term
-------------------------------------------------------------------------------------------------------------------
J. Douglas Elliott      47    Director of the Company since 1994 and Chairman,     19 August 1994    July 2000
                              CEO and President of the Company since December
                              1995; Lawyer by background; President of Elliott &
                              Associates, Inc. 1987 to present; Elliott &
                              Associates provides consulting services to the
                              investment and financial services industries
                              specializing in the structuring, financing and
                              management of investment opportunities, and
                              financial public relations.
-------------------------------------------------------------------------------------------------------------------
R. Bruce Freeman        46    Director of the Company since 1989, Vice Chairman    13 January 1989   July 2000
                              of the Company since 1993 and CFO and Treasurer
                              since September 1995; Chartered Accountant by
                              background, with joint degree in accounting and
                              law; Managing Partner of Freeman & Associates
                              which provides consulting services to companies
                              and individuals in the investment and financial
                              services industries specializing in the
                              structuring, financing and management of special
                              projects; Prior to May 1991, Vice-President and
                              Chief Financial Officer of Magnasonic Canada,
                              Inc., a Company which held major interests in
                              Sanyo Canada, Inc., Major Video Super Stores and
                              holds an interest in Magnasonic Lloyds Company,
                              Inc.
-------------------------------------------------------------------------------------------------------------------
V. Lynn Elliott         48    Director of the Company since 1998. Consultant       January 1998     January 2002
-------------------------------------------------------------------------------------------------------------------
Michael J. Perkins      46    Corporate Secretary of the Company since 1991 and    August 1991     July 2000
                              specialty Canadian securities counsel; Partner of
                              Armstrong Perkins Hudson, Barristers and
                              Solicitors of Calgary, Alberta
-------------------------------------------------------------------------------------------------------------------

As a result of the Company's reorganzational proceedings described herein in
ITEM 1 - Business, a number of relationships with former directors and advisors
-----------------
were terminated. Accordingly, as of the date hereof, the Company no longer maintains associations with Eric D. Sigurdson, formerly a director and advisor, and Messrs. John S. Bronson, Michel Dubuc, Fred Ley, Harley Mintz and David A. Williams, formerly advisors to Power Plus.

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 33

Also, a number of relationships with former executive officers were terminated. Accordingly, as of the date hereof, the Company no longer maintains employment associations with those listed below:

  .  G. Thomas Alison, formerly Chief Operating Officer;
  .  Chuck Rogers, formerly Vice President, Retail Operations;
  .  Sandra Porter, formerly Vice President, Finance and Administration;
  .  Kenneth Levin, formerly President, Wireless Division;
  .  Joseph Adler, formerly Vice President, Construction;
  .  Kenneth C. Marino, formerly Senior Vice President, Real Estate;
  . Rebecca L. Harvey, formerly Senior Vice President, Operations and Human Resources;
  .  Ronald Schmidt, Vice President, Development;
  . Paul Brunette, Senior Vice President, Merchandising and Retail Services; . Donald Slocum, Vice President, Information Technology; and,
  .  Jeffrey Wand, General Manager, Finance and Administration.

There is no arrangement or understanding known to the Company between any person named in the foregoing table, other than as disclosed herein. (See ITEM 13 -- Certain Relationships and Related Transactions.)
----------------------------------------------

Lynn Elliott is the spouse of Douglas Elliott but otherwise there are no family relationships between any director or executive officer and any other director or executive officer of the Company.

During the last fiscal year, the board of directors held seven (7) meetings.

The Company is required to have an Audit Committee, which currently consists of
R. Bruce Freeman (Chairman), J. Douglas Elliott and Lynn Elliott. The general function of the Audit Committee is to review the overall audit plan and system of internal controls of the Company, and the results of the external audit and to resolve any problems with the Company's auditor. During the Fiscal 1998, the Audit Committee held four (4) meetings at which all members attended.

The Corporation has no other standing committees of the board of directors.

The Company had an Advisory Compensation Committee, disbanded subsequent to Fiscal 1998, which consisted of John S. Bronson (Chairman), Harley Mintz and Eric Sigurdson (outside director). The general function of the Advisory Compensation Committee was to review the overall compensation policy and to ensure an independent review of compensation. None of the Company's officers participated in any decisions concerning the compensation of officers.

On 29 September 1994, in the US District Court for the Northern District of California, the US Securities and Exchange Commission (the "Commission") issued a civil complaint for injunctive and other relief against Dimples Group Inc. ("Dimples") and others, including Mr. J. Douglas Elliott, the Chairman, CEO and President of Dimples, arising from an inquiry initiated by the Commission. Mr. Elliott has informed the Company as follows in regard to the Commission complaint:

   "The complaint alleged that in various periods during 1990 and 1991, Mr. Elliott, while an officer and director of Dimples, a Canadian corporation engaged in the manufacture and distribution of diapers, violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder in connection with a
                ------------
   general solicitation of investors in the United States to purchase securities of Dimples. It was alleged Mr. Elliott played a role in the dissemination of Dimples' projec-

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 34

   tions and representations in connection with the sale of the a security, which he knew or should have known lacked a reasonable basis. Based upon certain correspondence, it appears that the Commission's inquiry began in 1991 in response to claims filed by members of former management of Dimples that Dimples' Board of Directors unanimously resolved to terminate and remove from office for cause in 1990. These complaints were made to many and the complainants' allegations were thoroughly considered by Canadian courts and administrative agencies. Among other results favorable to Dimples and its management, Canada's Ontario Court rendered judgment against these complainants, finding they were not to be believed and that their conduct constituted the tort of abuse of process. Dimples was awarded damages against these complainants and the related money judgments remain unsatisfied. Also, Dimples' business operations and its public disclosure, after independent review by Canadian regulatory and administrative authorities, were approved of and no actions were taken against Dimples or its management.

   On 29 May 1998, Mr. Elliott accepted, without admitting to the Commission's allegations, an administrative Offer of Settlement of this civil action, agreeing to the imposition of an Order that he not violate US securities laws in the future. As is mandatory SEC policy in regard to such settlements, it is a term of this settlement that Mr. Elliott not take any action or make or permit to be made any public statement denying the allegations. As a result of agreeing to this administrative Offer of Settlement, the SEC's lawsuit against Mr. Elliott has been dismissed. There is no judgment or injunction against Mr. Elliott, no finding that he profited, directly or indirectly, from the sale of shares of Dimples Group Inc., and no monetary fines, sanctions or penalties. This settlement does not in any way restrict or prevent Mr. Elliott from serving as an officer or director of a publicly traded company in the United States and does not in any way restrict or prevent Mr. Elliott from trading in shares of a publicly traded company in the United States. This administrative settlement of this civil matter is not expected to have any material impact on Mr. Elliott carrying on in the securities industry, nor is it expected to have any material impact on future operating results or the financial condition of any public issuers Mr. Elliott may have any association with."

The administrative settlement of this Commission complaint against Mr. Elliott is not expected to have any material impact on future operating results or the financial conditions of the Company.


(S)16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
         -----------------------------------------

None of the Company's officers or directors has filed reports on Forms 3, 4 & 5 with the Securities and Exchange Commission. Officers and directors file similar insider reports with The Alberta Stock Exchange as required.

ITEM 11 -- EXECUTIVE COMPENSATION

During Fiscal 1998, the Company employed a total of eight executive officers. The aggregate cash compensation (including salaries, fees, commissions, bonuses paid for services rendered during the most recently completed

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 35


fiscal year, bonuses paid during the most recently completed fiscal year for services rendered in a previous year, and any compensation other than bonuses earned during the most recently completed fiscal year the payment of which was deferred) paid to such executive officers by the Company and its subsidiaries for services rendered during the fiscal period ended 31 January 1998 was approximately $839,580. No one officer received compensation exceeding $125,000.

There were no amounts set aside or accrued by the Company during Fiscal 1998, to provide pension, retirement or similar benefits for the officers and directors of the Company, pursuant to any existing plan, contract, authorization or arrangement provided or contributed to by the Company.

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

Pursuant to a resolution of the board of directors of the Company dated 20 June 1996, the Company established a stock option plan ("SOP") for the board of directors, management and employees of the Company. The shareholders approved and ratified the adoption of the SOP at the annual general and special meeting of shareholders held on 24 July 1996. The purpose of the SOP is to afford persons who provide services to the Company, whether as directors, management, employees or otherwise, an opportunity to obtain a proprietary interest in the Company by permitting them to purchase common shares of the Company and to aid in attracting, as well as retaining and encouraging the continuing involvement of such persons with the Company. Subject to the terms of the SOP, the board of directors has full authority to administer the SOP upon such terms as the board of directors, in their sole discretion, shall determine, provided no option shall be granted under the SOP after 10 July 2001. Up to 10% of the issued and outstanding common shares of the Company, from time-to-time on a non-diluted basis, have been reserved and set aside for issuance upon exercise of options which may be granted pursuant to the SOP. A copy of the SOP may be obtained at no charge by each shareholder of the Company upon written request being made to the chief financial officer of the Company, at the executive offices of the Company.

As of the date hereof, there were no options granted to acquire Common Shares.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount of Common Shares beneficially owned by directors and executive officers of the Company and each person known by the Company to be beneficial owner of more than five percent of the Common Shares as of the date hereof.

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 36

1.   DIRECTORS AND OFFICERS SHAREHOLDINGS

       -------------------------------------------------------------------------------------------------------------
                                                                 AMOUNT AND NATURE OF
       NAME OF BENEFICIAL OWNER                                BENEFICIAL OWNERSHIP/(A)/      PERCENT OF CLASS/(B)/
       ------------------------                                -------------------------      ---------------------
       -------------------------------------------------------------------------------------------------------------
       J. Douglas Elliott                                                 NIL                          NIL
       -------------------------------------------------------------------------------------------------------------
       R. Bruce Freeman                                                 15,000                    Less than 1%
       -------------------------------------------------------------------------------------------------------------
       Lynn Elliott                                                       NIL                         NIL
                                                                          ---
       -------------------------------------------------------------------------------------------------------------
       All executive officers and directors as a group                  15,000                    Less than 1%
                                                                        ======
       -------------------------------------------------------------------------------------------------------------

     a) Securities beneficially owned include: securities which the named person has the right to acquire within 60 days as of the date hereof, such as through the exercise of any option, warrant or right; securities directly or indirectly held by the named person or by certain members of his family for which the named person has sole or shared voting or investment power.

     b) Percent of class based on 16,913,389 Common Shares outstanding as of the date hereof. Common Shares which an individual or group has the right to acquire within 60 days pursuant to the exercise of options are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other individual or group shown in the table.

2.   OTHER SHAREHOLDINGS EXCEEDING FIVE PERCENT (5%)

     David A. Williams indirectly beneficially owns 2,448,808 Common Shares representing 14.4% of the Common Shares outstanding as of the date hereof. Mr. Williams is beneficially entitled to acquire additional Common Shares, subject to regulatory approval and future events, upon the issuance of certain finder's fee conversion Common Shares numbering 1,121,230 on a post-consolidated basis (see ITEM 4(2)(m) - Submission of Matters to a Vote
                                                 -------------------------------
     of Security Holders), and upon any conversion of the Company's outstanding
     -------------------
     Debentures (see ITEM 4(2)(k) - Submission of Matters to a Vote of Security
                                    -------------------------------------------
     Holders). Mr. Williams indirectly beneficially owns $3,191,000 of the
     -------
     Company's outstanding Debentures. The extent and timing of the issuance of these shares is not determined as of the date hereof. Although management does not anticipate any change of control of the Company resulting from the future issuance of additional Common Shares beneficially to Mr. Williams, the potential for a change of control exists.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. The Company agreed to enter into a 5-year management services agreement, which was approved by the shareholders, made between the Company and a private management company beneficially owned and controlled by R. Bruce Freeman, the Vice Chairman, CFO and Treasurer of the Company, and Elliott & Associates, Inc., which provides the services of J. Douglas Elliott, as the Chairman, CEO and President of the Company. The management services agreement provided for: a term commencing effective 1 March 1996 and expiring 31 January 2000; the reimbursment of unpaid historical services provided to the Company together with expenses incurred from 1 September 1994 up to and including 29 February 1996, by the issuance of shares; the payment of an annual management fee to be determined, plus industry standard benefits and reimbursement of all reasonable out-pf-pocket expenses in-

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 37

     curred on behalf of the Company; and, the issuance of incentive bonus shares to be earned annually based upon performance thresholds to be determined.

     As of the date hereof, the Company has not been capable of complying with all its obligations under this management services agreement. Accordingly, subject to regulatory approval and future events, it is proposed that these obligations may be settled in full satisfaction by the issuance of debt conversion common shares, the extent and timing of which is not determined as of the date hereof (see ITEM 4(2)(l) - Submission of Matters to a Vote
                                               -------------------------------
     of Security Holders).
     --------------------

2. The Company retains Armstrong Perkins Hudson, Barristers and Solicitors, of which Michael J. Perkins, the Company's Corporate Secretary is a partner, to perform specialty securities work and for general corporate organizational matters, for which the Company incurred fees of $44,250 during Fiscal 1998.

3. Elliott & Associates, Inc., which provides the services of J. Douglas Elliott as Chairman, President and CEO of the Company, was, for purposes of administration, appointed Trustee under the Debenture Trust Indenture governing the Company's outstanding Debentures (see ITEM 7(4)(d) - Management's Discussion & Analsyis of Financial Condition and Result of
     -----------------------------------------------------------------------
     Operations; Conversion of Secured Debt.)
     ----------  --------------------------

4.   See ITEM 12(2) - Security Ownership of Certain Beneficial Owners and
                      ---------------------------------------------------
     Management; Other Shareholdings Exceeding Five Percent.
     ----------  ------------------------------------------

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 38

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                                Page
                                                                                                ----
a.) 1.  Index to Audited Consolidated Financial Statements of Power Plus Corporation            F-1
        ----------------------------------------------------------------------------

        Auditors' Report dated 30 June 1998                                                     F-2

        Consolidated Balance Sheets for the fiscal years ended 31 January 1998 and 1997         F-3

        Consolidated Statements of Operations
             for the fiscal years ended 31 January 1998, 1997 and 1996                          F-4

        Consolidated Statements of Deficit
             for the fiscal years ended 31 January 1998, 1997 and 1996                          F-5

        Consolidated Statements of Changes in Financial Position
             for the fiscal years ended 31 January 1998, 1997 and 1996                          F-6

        Notes to Consolidated Financial Statements                                              F-7

    2.  Index of Financial Statement Schedules
        --------------------------------------
        None


    3.  Exhibits
        --------

        The exhibits listed on the accompanying index of exhibits are filed as part of this Annual Report on Form 10-K.


(b)     Reports on FORM 8-K

        None

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 39

(c)  Index of Exhibits


          EXHIBIT        DESCRIPTION
                         -----------
          NUMBER
          ------

           *3.1    Certificate of the Company, as amended, of the Company.

           *3.2    By-laws of the Company.

           *4.1    Specimen Common Share Certificate.

           *4.2    Incentive Stock Option Plan.

           *4.3    Form of Special Note

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

POWER PLUS CORPORATION                                                 FORM 10-K
                                                            FISCAL YEAR END 1998
                                                                         PAGE 40

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
                                                           -------------------
Act of 1934, the registrant has duly caused this report to be signed on its
-----------
behalf by the undersigned, thereunto duly authorized.


                                    POWER PLUS CORPORATION



Date: 26 February 1999              By:   /S/ J. DOUGLAS ELLIOTT
                                          ----------------------

                                             J Douglas Elliott
                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report
                                    -------------------------------
has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 26 day of February 1999.






                                        /s/ J. Douglas Elliott
                                        ----------------------
                                            J Douglas Elliott
                                       Chairman, CEO and President
                                      (Principal Executive Officer)



                                           /S/ R. BRUCE FREEMAN
                                           --------------------
                                             R Bruce Freeman
                                            Vice Chairman, CFO
                                   (Principal Financial and Accounting
                                                  Officer)



                                            /S/ V LYNN ELLIOTT
                                            ------------------
                                              V. Lynn Elliott

                 [LOGO OF POWER PLUS CORPORATION APPEARS HERE]





                   AUDITED CONSOLIDATED FINANCIAL STATEMENTS


                       FOR THE YEAR ENDED 31 JANUARY 1998

                                ("FISCAL 1998")

POWER PLUS CORPORATION                                   FORM 10K -- FISCAL 1998
                                               Consolidated Financial Statements
                                                                      Page F - 1

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
          Auditors' Report dated 30 June 1998                                                       F - 2

          Consolidated Balance Sheets for the fiscal years ended 31 January 1998 and 1997           F - 3

          Consolidated Statements of Operations
               for the fiscal years ended 31 January 1998, 1997 and 1996                            F - 4

          Consolidated Statements of Deficit
               for the fiscal years ended 31 January 1998, 1997 and 1996                            F - 5

          Consolidated Statements of Changes in Financial Position
               for the fiscal years ended 31 January 1998, 1997 and 1996                            F - 6

          Notes to Consolidated Financial Statements                                                F - 7

POWER PLUS CORPORATION                                   FORM 10K -- FISCAL 1998
                                               Consolidated Financial Statements
                                                                      Page F - 2

                                AUDITORS' REPORT

       TO THE BOARD OF DIRECTORS OF POWER PLUS CORPORATION:

We have audited the consolidated balance sheet of Power Plus Corporation as at 31 January 1998 and 1997 and the consolidated statements of operations, deficit and changes in the financial position for each of the years in the three-year period ended 31 January 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at 31 January 1998 and 1997 and the results of its operations and the changes in its financial position for each of the years in the three-year period ended 31 January 1998 in accordance with generally accepted accounting principles.


                         _____________________________


                                 BDO Dunwoody
                             Chartered Accountants
                                Toronto, Canada

                                 30 June 1998



                     Comments By Auditors for U.S. Readers
                     on Canada - U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2(b) to the financial statements. Our report to the shareholders dated 30 June 1998 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

POWER PLUS CORPORATION                                   FORM 10K -- FISCAL 1998
                                               Consolidated Financial Statements
                                                                      Page F - 3

                            POWER PLUS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                               as at 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                       1998                 1997
                                                                   ------------          -----------
                         ASSETS
Current assets:
      Cash and cash equivalents                                    $    147,590          $ 4,341,243
      Accounts receivable                                               342,842              202,319
      Inventory                                                         756,375            1,809,529
      Prepaid expenses                                                   68,907              395,849
                                                                   ------------          -----------
                                                                      1,315,714            6,748,940
Capital assets, net - see Notes 5 & 12                                1,288,846            2,652,157
Deferred charges, net - see Notes 6 & 12                                253,680              705,120
Other assets, net - see Notes 6 & 12                                    546,328              937,637
                                                                   ------------          -----------
                                                                   $  3,404,568          $11,043,854
                                                                   ============          ===========
                         LIABILITIES
Current liabilities:
      Accounts payable and accrued liabilities                     $  4,972,866          $ 2,715,813
      Accrued interest payable on debt - see Notes 7 & 12               762,944                    0
      10% Bridge loan notes payable - see Note 7                      4,081,250                    0
      10% Convertible promissory notes payable - see Note 7           1,900,000                    0
                                                                   ------------          -----------
                                                                     11,717,060            2,715,813
Special Notes - see Note 8                                            5,020,000            4,740,000
                                                                   ------------          -----------
                                                                     16,737,060            7,455,813
                                                                   ------------          -----------
          SHAREHOLDERS' EQUITY / (DEFICIENCY)
      Share capital - see Note 9
      Authorized at no par value:
      An unlimited number of common shares
      An unlimited number of preferred shares
      Issued: 8,060,766 common shares (1997 - 4,508,562)              9,577,678            7,398,300
      Convertible component of Special Notes - see Note 8             1,400,000            1,400,000
      Deficit                                                       (24,310,170)          (5,210,259)
                                                                   ------------          -----------
                                                                    (13,332,492)           3,588,041
                                                                   ------------          -----------
                                                                   $  3,404,568          $11,043,854
                                                                   ============          ===========

  The accompanying notes are an integral part of these financial statements.

POWER PLUS CORPORATION                                   FORM 10K -- FISCAL 1998
                                               Consolidated Financial Statements
                                                                      Page F - 4

                            POWER PLUS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         for the year ended 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                        1998               1997              1996
                                                                     -----------        -----------       -----------
SALES                                                                $ 8,049,418        $ 4,080,598       $ 5,375,229
Cost of sales                                                          6,596,747          2,389,115         2,268,678
                                                                     -----------        -----------       -----------
     Gross profit                                                      1,452,671          1,691,483         3,106,551
                                                                     -----------        -----------       -----------
EXPENSES
     Operating and administration                                     15,320,099          7,105,723         7,229,637
     Asset write-down - see Note 12                                    3,247,521                  0                 0
     Financing charges payable in stock - see Notes 7 & 8                762,944                  0                 0
     Amortization                                                      1,222,018            273,187           299,698
                                                                     -----------        -----------       -----------
LOSS FROM OPERATIONS                                                  19,099,911          5,687,427         4,422,784
Loss from abandonment of former subsidiaries - see Note 4                      0                  0           118,767
                                                                     -----------        -----------       -----------
NET LOSS FOR PERIOD                                                  $19,099,911        $ 5,687,427       $ 4,541,551
                                                                     ===========        ===========       ===========

LOSS PER SHARE - see Note 9

NET LOSS PER SHARE                                                         $3.04              $2.54             $2.50
Weighted average number of common shares outstanding                   6,291,746          2,238,281         1,814,534
(restated on a post-consolidation basis for 1996)

  The accompanying notes are an integral part of these financial statements.

                                             FORM 10-K - FISCAL 1998
                                             Consolidated Financial Statements
                                                                    PAGE F - 5


                             POWER PLUS CORPORATION

                       CONSOLIDATED STATEMENTS OF DEFICIT
                                as at 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                               1998                1997                 1996
                                                        ------------------  -------------------  ------------------
Deficit, beginning of period                                   $ 5,210,259          $26,193,657         $21,652,106
Net loss for period                                             19,099,911            5,687,427           4,541,551
Less:  Stated capital reduction  - see Note 9                            0           26,670,825                   0
                                                               -----------          -----------         -----------
Deficit, end of period                                         $24,310,170          $ 5,210,259         $26,193,657
                                                               ===========          ===========         ===========

  The accompanying notes are an integral part of these financial statements.

                                                         FORM 10-K - FISCAL 1998
                                               Consolidated Financial Statements
                                                                      PAGE F - 6


                             POWER PLUS CORPORATION


            CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION
                         for the year ended 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                     1998               1997               1996
                                                                     ----               ----               ----
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Loss for period                                                  $(19,099,911)       $(5,687,427)       $(4,541,551)
  Items not affecting cash
    Loss on abandonment of former subsidiaries                                0                  0            118,767
    Asset write-down - see Note 12                                    3,247,521                  0                  0
    Financing charges payable in stock - see Notes 7 & 8                762,944                  0                  0
    Amortization                                                      1,222,018            273,187            299,698
                                                                   ------------        -----------        -----------
                                                                    (13,867,428)        (5,414,240)        (4,123,086)
  Changes in non cash operating items
    Accounts receivable                                                (140,521)          (138,318)            92,089
    Inventory                                                         1,053,154         (1,809,529)         2,086,443
    Prepaid expenses                                                    326,942           (376,089)           171,721
    Accounts payable and accrued liabilities                          2,257,053          2,208,605         (1,600,936)
    10% Convertible promissory notes payable                          1,900,000                  0                  0
    10% Bridge loan notes payable                                     4,081,250                  0                  0
    On abandonment of former subsidiaries                                     0                  0          1,964,066
                                                                   ------------        -----------        -----------
                                                                     (4,389,550)        (5,529,571)        (1,409,703)
                                                                   ------------        -----------        -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Issue of common shares and warrants                                 2,179,378          8,052,641          1,334,100
  Notes payable                                                               0                  0            (44,257)
  Special Notes - see Note 7                                                  0          6,000,000                  0
                                                                   ------------        -----------        -----------
                                                                      2,179,378         14,052,641          1,289,843
                                                                   ------------        -----------        -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Purchase of capital assets                                         (1,983,571)        (2,671,310)                 0
  Deferred charges                                                            0           (550,573)          (209,106)
  Purchase of other assets - see Note 3                                       0           (961,232)                 0
                                                                   ------------        -----------        -----------
                                                                     (1,983,571)        (4,183,115)          (209,106)
                                                                   ------------        -----------        -----------
Increase (decrease) in cash during period                            (4,193,743)         4,339,955           (328,966)
Cash, beginning of period                                             4,341,243              1,288            330,254
                                                                   ------------        -----------        -----------
CASH, END OF PERIOD                                                $    147,590        $ 4,341,243        $     1,288
                                                                   ============        ===========        ===========

  The accompanying notes are an integral part of these financial statements.

  POWER PLUS CORPORATION                                          FORM 10-K
                                                       Fiscal Year End 1998
                                                                 PAGE F - 7



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

    Power Plus Corporation, through its wholly-owned subsidiaries Power Plus USA, Inc. ("PPUSA") and Power Plus Canada, Inc. ("PPCan"), (collectively, "Power Plus" or the "Company"), operated 22 retail stores at the conclusion of the fiscal year ended 31 January 1998 ("Fiscal 1998") and 51 retail stores at the conclusion of the fiscal year ended 31 January 1997 ("Fiscal 1997") under the trade name Powerful Stuff! The stores, operated from leased premises in major enclosed shopping malls in the US and Canada. On 31 January 1998, PPUSA made a voluntary assignment under Chapter 11 of the US Bankruptcy code and, on 29 June 1998, certain assets of PPUSA were sold. On 8 May 1998, PPCan filed a Notice of Intention to Make a Proposal pursuant to
                              --------------------------------------
    50.4(1) of the Bankruptcy and Insolvency Act Canada. (See also Subsequent
                   -----------------------------
    Event Note 12 below.)

2.  Significant Accounting Policies

    a)  Basis of Presentation

        Power Plus Corporation was incorporated on 15 December 1986 under the Business Corporations Act, Alberta. PPCan operates the Canadian chain of
        -------------------------
        retail stores and PPUSA operates the US chain of retail stores.

        These consolidated financial statements are prepared in accordance with generally accepted accounting principles in Canada and are expressed in Canadian Dollars.

    b)  Going Concern

        These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

        The Company has incurred significant losses to date. The continuation of the Company's present business is dependent upon successful re-organizations of its wholly-owned subsidiaries, the availability of operating and long-term financing and attaining a profitable level of operations. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

    c)  Principles of Consolidation

        The consolidated financial statements for Fiscal 1998 and Fiscal 1997 include the accounts of Power Plus Corporation and its subsidiaries PPCan and PPUSA (collectively the "Subsidiaries").

        During Fiscal 1998 and Fiscal 1997, Power Plus Corporation conducted all of its business through the Subsidiaries. During the year ended 31 January 1996 ("Fiscal 1996"), Power Plus Corporation conducted all of its business through former subsidiaries (see also Note 4 below).

        All significant intercompany accounts and transactions between the Company and Subsidiaries have been eliminated.

   POWER PLUS CORPORATION                                          FORM 10-K
                                                        Fiscal Year End 1998
                                                                  PAGE F - 8


    d)  Inventory

        Inventory consists of merchandise held for resale and store fixtures and kiosks not yet put into use and is carried at the lower of cost or estimated net realizable value. Cost of merchandise inventory was determined using the first-in, first-out inventory valuation method.

    e)  Foreign Currency Translation

        Operations of PPUSA are considered integrated with the Company and accordingly it accounts for the translation of foreign currency transactions and related financial statement items using the temporal method. Under this method, monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical exchange rates, and revenue and expense items are translated at average rates of exchange for the period in which they occur. Exchange gains and losses are included in the determination of net income.

    f)  Capital Assets

        Capital assets are initially recorded at cost. Amortization is calculated on a straight-line basis on the original cost over the following estimated useful lives:

                      Leasehold improvements                     10 years
                      Store kiosks, furniture and fixtures        5 years
                      Store design and set-up costs               3 years

        Costs capitalized for new stores and kiosks include all design, delivery, installation and construction costs.

        In the circumstances, amounts have been written down to estimate net realizable value.

    g)  Deferred Charges

        Deferred charges are initially recorded at cost. These include patent and trademark filing costs, intellectual properties, cost of raising capital and such other costs such as restructuring and reorganizing costs that are properly deferred to be matched against the result of the expenditure. Costs of raising capital are deferred until such time as the related transactions are completed. The cost of issuing the Special Notes is amortized over the life of the Special Notes.

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

        In the circumstances, amounts have been written down to estimate net realizable value.

    h)  Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, convertible promissory notes, bridge loan notes and special notes. Approximately $277,000 of financial assets and $3,513,000 of financial liabilities are denominated in United States Dollars and the Company is exposed to currency risk accordingly. It is management's opinion that the Company is not exposed to interest rate or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

POWER PLUS CORPORATION                                           FORM 10-K
                                                      Fiscal Year End 1998
                                                                  PAGE F-9

    i)  Accounting Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

3.  Purchase of Certain Business Assets

    During Fiscal 1997, PPUSA completed the purchase of certain assets, lease entitlements and the business called Portronics, from Consumer Electronics Specialty Stores, Inc. ("CESS"). The acquisition, which was effective 1 September 1996, included 13 leased retail locations in Florida, inventories, two rented warehouse/retail facilities and pager repair facilities, one office location and CESS's proprietary interests.

    Assets acquired were:                           Consideration therefore was:
        Merchandise inventory       341,566  Cash, on closing                            599,189
        Furniture, fixtures &                Current liabilities assumed                 119,178
        equipment                   205,500
        Customer list               685,000  Amount paid subsequent to Fiscal 1997       513,699
                                 ----------                                           ----------
                                 $1,232,066                                           $1,232,066
                                 ==========                                           ==========

4.  Loss on Abandonment of Former Subsidiaries

    During Fiscal 1996 the Company petitioned its then subsidiary companies into bankruptcy.
    The Company was the largest creditor of the Former Subsidiaries.


5.  Capital Assets

    In the circumstances, the Fiscal 1998 amounts for Capital Assets of the Subsidiaries were written down to estimated net realizable value.

                                                                  Accumulated
                                                       Cost      amortization        Net
                                                                 & write downs
                                                 --------------------------------------------
                                                                31 January 1998
                                                 --------------------------------------------
        Kiosks, store fixtures and equipment          3,307,692       2,226,744     1,080,948
        Leasehold improvements                          307,682         101,962       205,720
        Store design and set-up costs                    34,746          32,568         2,178
                                                     ----------      ----------    ----------
                                                     $3,650,120      $2,361,274    $1,288,846
                                                     ==========      ==========    ==========
                                                 --------------------------------------------
                                                                31 January 1997
                                                 --------------------------------------------
        Kiosks, store fixtures and equipment          1,760,849          19,153     1,741,696
        Leasehold improvements                          771,794               0       771,794
        Store design and set-up costs                   138,667               0       138,667
                                                     ----------      ----------    ----------
                                                     $2,671,310      $   19,153    $2,652,157
                                                     ==========      ==========    ==========

    The majority of stores were opened in the last four months of Fiscal 1997 and because of the limited time these assets were deployed in the year, the Company did not amortize its capital investment in that year.

    The Company did not own any Capital Assets as at the end of Fiscal 1996.

                                                                    FORM 10-K
POWER PLUS CORPORATION                                   Fiscal Year End 1998
                                                                   PAGE F- 10

6.  Deferred Charges and Other Assets

    Deferred charges consist of the deferred cost of raising capital for the Company while the transaction is still pending. Costs included fees paid to the Company's fiscal agent for raising the funding for the Special Notes and certain restructuring and reorganizing costs.

                                                                                      Accumulated
                                                                       Cost         amortization &           Net
                                                                                      write downs
                                                               --------------------------------------------------------
                                                                                   31 January 1998
                                                               --------------------------------------------------------
Trade marks, trade names and intellectual properties                276,232          276,232               0
Customer list                                                       685,000          138,672         546,328
                                                                 ----------        ---------       ---------
   Other assets                                                     961,232          414,904         546,328
Deferred issuing cost of capital and long-term debt                 795,560          541,880         253,680
                                                                 ----------        ---------       ---------
                                                                 $1,756,792        $ 956,784       $ 800,008
                                                                 ==========        =========       =========
                                                               --------------------------------------------------------
                                                                                   31 January 1997
                                                               --------------------------------------------------------
Trade marks, trade names and intellectual properties                276,232           23,595         252,637
Customer list                                                       685,000                0         685,000
                                                                 ----------        ---------      ----------
   Other assets                                                     961,232           23,595         937,637
Deferred issuing cost of capital and long-term debt                 795,560           90,440         705,120
                                                                 ----------        ---------      ----------
                                                                 $1,756,792        $ 114,035      $1,642,757
                                                                 ==========        =========      ==========

    The deferred issuing cost pertaining to a proposed and pending prospectus financing that management has now determined will not be completed was written off in Fiscal 1998.

    The Company did not amortize the customer list during Fiscal 1997 because of the limited time between its acquisition and the year-end. The customer list was sold in June 1998. (See also Subsequent Event Note 12 below.)

7.  Short-term Debt

    a)  Bridge Loan Notes

        During Fiscal 1998, the Company executed and delivered certain promissory notes (the "Bridge Loan Notes") evidencing an aggregate principal amount of $4,081,250 in unsecured loans advanced to the Company and bearing interest at an annual rate of 10% pending implementation of a bona fide reorganization of the financial affairs of the Company. As a term of the Bridge Loan Notes, the Company obtained regulatory approval to reserve 180,000 Common Shares for issuance to the Bridge Loan Note holders as bonus shares. The Bridge Loan Note holders have agreed, and the shareholders and regulator approved, that the payment of any and all debts and sums of money due and owing by the Company to the Bridge Loan Note holders shall be paid in full and converted into Common Shares upon the basis of a conversion price of $1.25 per Common Share. The pending conversion of the Bridge Loan is expected to occur during July 1998.

                                                                     FORM 10 - K
POWER PLUS CORPORATION                                      Fiscal Year End 1998
                                                                     PAGE F - 11

b)  PROMISSORY NOTES

    Approval has been obtained to complete in series a private placement of up to $5.0 million, two-year 10% convertible first fixed and floating charge secured debentures maturing 31 January 2000, with interest payable semi-annually in kind in Common Shares (the "1998 Debentures") on the following terms.

    i) Interest - Payable semi-annually on the 31st day of January and July in Common Shares at the lesser of $0.25 or the 10-day average prior to the due date of each required interest payment.

    ii) Conversion - Convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price equal to the lesser of either $0.25 per unit (a "Unit"), or the 10-day trading average prior to the date of conversion (the "Conversion Price"). Each Unit consists of 1 Common Share and 1 share purchase warrant over two years. The share purchase warrant exercise price is the lesser of $0.30 or, if the 10-day average preceding the time of conversion is less than $0.30, then 120% of the 10-day average.

    During Fiscal 1998, in the interim pending approval and implementation of the 1998 Debentures, the Company executed promissory notes (the "Convertible Promissory Notes"), evidencing an aggregate principal amount of $1.9 million in unsecured loans advanced to the Company and bearing interest at an annual rate of 10%. The holders of the Convertible Promissory Notes have agreed that the payment of any and all debts and sums of money due and owing by the Company to the Convertible Promissory Note holders shall be paid in full and converted into the 1998 Debentures. The conversion of the Convertible Promissory Notes is expected to occur during July 1998.

8.  Special Notes

    During Fiscal 1997, the Company completed a $6 million Special Notes 5-year, 10% convertible fixed and floating charge debentures private placement debt financing in accordance with the Company's Financing Plan incorporated in its Reorganization Plan. The terms of the Special Notes provide that they are convertible, in whole or in part, into Common Shares at any time, at $2.50 per Common Share, representing potential future dilution of up to 2.4 million Common Shares, and are secured by all the assets of Power Plus Corporation.

    Notwithstanding the original terms of the Special Notes and underlying Debentures, the Special Note holders agreed that, subject to shareholder and regulatory approval, the payment of any and all debts and sums of money due and owing under the Special Notes shall be paid in full and converted into Common Shares on the basis of a conversion price of $1.25 per Common Share. At a Special Meeting of common shareholders on 30 January 1998, shareholders approved the conversion of the Special Notes into Common Shares with force and effect as of 31 January 1998 and the conversion was concluded in March 1998.

    Interest was payable on the Special Notes semi-annually on the 31st day of January and July. Interest paid on the Special Notes during Fiscal 1998 was $300,000 on 31 July and another $300,000 was accrued at year-end to record the liabilities for future disposition in accordance with the foregoing. Interest paid during Fiscal 1997 was $251,100.

                                                                     FORM 10 - K
POWER PLUS CORPORATION                                      Fiscal Year End 1998
                                                                     PAGE F - 12

    In the opinion of management, the convertible feature of the Special Notes had an assignable fair value of $1,400,000 at the date of issuance, which amount has been classified as a component of shareholders' equity. Correspondingly, the liability component of the Special Notes had an assignable fair value of $4,600,000 at the date of issuance and the difference between this amount and their face value is being amortized on a straight-line basis over their term, is currently $5,020,000. For Fiscal 1998, this amortization amounted to $280,000 (Fiscal 1997 - $140,000).

9.  Share Capital

    The Company arranges the private placement of warrant financings from time to time and records the proceeds as equity upon the receipt thereof. As and when the warrants are exchanged for Common Shares, the Company records the issuance of shares. During Fiscal 1997, the Company reorganized its share capital and raised new equity, in accordance with the Financing Plan and Plan of Arrangement, as follows:


   a) During Fiscal 1997 and effective 1 November 1996, the Company's 44,765,613 issued and outstanding Common Shares were reorganized on the basis of a 20 for 1 consolidation. Each 20 pre-consolidation shares were exchanged for 1 post-consolidation share and 1 exchange right ("Exchange Right"). Each Exchange Right entitled the holder to purchase for $2.00, 1 exchange right unit consisting of 1 Common Share and 1 Class A Warrant. Each Class A Warrant entitled the holder to purchase 1 Common Share and receive 1 Class AA Warrant. Each Class AA Warrant, in turn, entitles the holder to purchase prior to the Expiry Date (see 9(e) below), 1 Common Share the Exercise Price for $1.25. By the end of Fiscal 1997, 2,238,281 Exchange Rights had been exchanged for an equal number of Common Shares and Class A Warrants. In addition, 30,525 Class A and 1,475 Class AA Warrants were exercised.

    b) During Fiscal 1997 and effective 1 November 1996, the Company reduced both the stated capital amount for Common Shares and the accumulated deficit by $26,670,825 in order to better present its financial repositioning.

    c) During Fiscal 1997, the Company completed a Special Warrant private placement equity financing comprised of 2.25 million Special Warrants (originally 45 million Special Warrants pre-consolidation) for $4.5 million. Of this amount, $1.1 million was received in the Quarter 3 of Fiscal 1996. Each Special Warrant entitled the holder to receive 1 Common Share and 1 Class B Warrant. Each Class B Warrant entitled the holder to purchase 1 Common Share and receive 1 Class BB Warrant which, in turn, entitles the holder to purchase, prior to the Expiry Date (see 9(e) below), 1 Common Share for $1.25.

    d) As the Special Warrants were not qualified for trading prior to 26 July 1996, the Company was obliged to issue for no consideration 1 Penalty Special Warrant, having the same rights and entitlements, for every 10 Special Warrants. This resulted in the issuance of 225,000 Penalty Special Warrants. All Special Warrants are convertible into Common Shares, for no additional consideration, one year after their date of their issue.

    e) During Fiscal 1998, 391,933 Class A, 2,771 Class AA and 687,500 Class B Warrants were exercised. No Class BB Warrants were exercised. No additional Class A, AA, B and BB Warrants were exercised subsequent to Fiscal 1998 year end and prior to their expiry in the first quarter of Fiscal 1999.

                                                                     FORM 10 - K
POWER PLUS COROPORATION                                     Fiscal Year End 1998
                                                                     PAGE F - 13

    f) The following table sets out the changes to the stated capital and Common Shares.

--------------------------------------------------------------------------------------------------------------
                                                                              Shares              Dollars
--------------------------------------------------------------------------------------------------------------
31 January 1996 balance                                                     39,192,975          $ 26,016,484
--------------------------------------------------------------------------------------------------------------
Pre-consolidation
--------------------------------------------------------------------------------------------------------------
   Shares issued for payment in kind                                           900,000
--------------------------------------------------------------------------------------------------------------
   Warrants issued for cash                                                                        3,773,125
--------------------------------------------------------------------------------------------------------------
   Warrants exchanged for shares                                             4,672,638
--------------------------------------------------------------------------------------------------------------
   Total pre-consolidation old shares outstanding                           44,765,613
--------------------------------------------------------------------------------------------------------------
   Stock consolidation at 20:1 ratio                                         2,238,281
--------------------------------------------------------------------------------------------------------------
Post-consolidation
--------------------------------------------------------------------------------------------------------------
   Exchange rights exercised for shares                                      2,238,281             4,476,561
--------------------------------------------------------------------------------------------------------------
   Warrants issued for cash & exchanged for shares                              32,000                80,738
--------------------------------------------------------------------------------------------------------------
   Cost of issuing                                                                                  (277,783)
--------------------------------------------------------------------------------------------------------------
   Stated capital reduction                                                                      (26,670,825)
--------------------------------------------------------------------------------------------------------------
31 January 1997 balance                                                      4,508,562          $  7,398,300
--------------------------------------------------------------------------------------------------------------
   Warrants exercised for cash                                                                     2,179,378
--------------------------------------------------------------------------------------------------------------
   Warrants exchanged for shares                                             3,552,204
--------------------------------------------------------------------------------------------------------------
31 January 1998 balance                                                      8,060,766          $  9,577,678
--------------------------------------------------------------------------------------------------------------

    g) The Company has neither issued nor had any stock options outstanding for the past three years.


10. Income Taxes

    During the year ended 31 January 1998 the Company and its subsidiaries incurred losses aggregating $6,640,000 for Canadian Income Tax purposes, which expire in 2005, and losses of $12,355,000 for United States Income Tax purposes.

    During the year ended 31 January 1997 the Company and its subsidiaries incurred losses aggregating $3,455,000 for Canadian Income Tax purposes, which expire in 2004, and losses of $2,092,000 for United States Income Tax purposes.

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

                                                                     FORM 10 - K
POWER PLUS CORPORATION                                      Fiscal Year End 1998
                                                                     PAGE F - 14

11. Segmented Information

    The extent of the Company's operations in Canada and the United States for the years ended 31 January 1998, 1997 and 1996, as follows:

                                          Canada           United States            Total
--------------------------------------------------------------------------------------------
                                                               1998
                                        ----------------------------------------------------
Sales                                   2,158,560            5,890,859            8,049,419
Net loss                                6,641,273           12,458,638           19,099,911
Total assets                            1,797,282            1,607,286            3,404,568
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                               1997
                                      ------------------------------------------------------
Sales                                     503,429            3,577,169            4,080,598
Net loss                                3,595,000            2,092,427            5,687,427
Total assets                            7,422,843            3,621,011           11,043,854
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                               1996
                                      ------------------------------------------------------
Sales                                   1,749,393            3,625,836            5,375,229
Net loss                                1,076,324            3,465,227            4,541,551
Total assets                              330,035                   --              330,035
--------------------------------------------------------------------------------------------

12. Subsequent Events

    The following events have occurred subsequent to the year-end.

    a) On 29 June 1998 the Company foreclosed on the remaining assets of PPUSA and sold them to a third party for consideration consisting of the assumption of certain liabilities and cash totaling US$502,000. As a result of this, PPUSA and the Company are no longer carrying on business in the United States.

    b) On 8 May 1998 PPCan filed a Notice of Intention to Make a Proposal pursuant to 50.4(1) of the Bankruptcy and Insolvency Act Canada. After filing the Notice of Intention, PPCan reduced the number of operating stores to three. The Company is the secured creditor of PPCan.

    c) The Company was advanced an additional $900,000 for which it issued additional Promissory Notes.

13. US Generally Accepted Accounting Principles

    These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada. They comply, in all material respects, with accounting principles generally accepted in the United States of America except that in the United States, classification of the value ascribed to the convertible feature of the Special Notes as a component of shareholders' equity would not have been permitted under APB
    14. Accordingly the Special Notes liability would have been recorded as $6,000,000 at each of 31 January 1998 and 1997, shareholders' equity would have been reduced by $980,000 at 31 January 1998 and $1,260,000 at 31 January 1997 and the net loss for the years then ended would have decreased by $280,000 and $140,000, respectively.