Form 10-Q
period 1998-04-30
POWER PLUS CORP
filed 1999-04-01
CIK 853444

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X    Quarterly report pursuant to section 13 or 15(d) of the Securities
 -----                                                          ----------
        Exchange Act of 1934 for the quarterly period ended 30 APRIL 1998 ("Q1",
        --------------------
       "First Quarter" or "Quarter 1 of Fiscal 1999"), or

______  Transition report pursuant to section 13 or 15(d) of the Securities
                                                                 ----------
        Exchange Act of 1934 for the Transition period from __________ to
        --------------------
        __________.

     -----------------------------------------------------------------------
     Commission file number   0-18163       EDGAR Filing Number   000-18163
     -----------------------------------------------------------------------
     CUSIP number           738908102       SEDAR Project Number   00004997
     -----------------------------------------------------------------------

                            POWER PLUS CORPORATION

            (Exact Name of Registrant as Specified in its Charter)

  (the "REGISTRANT", or the "COMPANY", or the "CORPORATION", or "POWER PLUS")


----------------------------------------------------------------------------------------------------
    PROVINCE OF ALBERTA, CANADA                                                        52-1976897
    (State or other jurisdiction of incorporation)        (I.R.S. Employer Identification Number)

    7850 WOODBINE AVENUE, SUITE 201,
    MARKHAM, ONTARIO, CANADA                                                              L3R 0B9
    (Address of principal executive offices)                                        (Postal Code)

    905-479-5683
    800-769-3733                                                                     905-479-8911
    (Telephone numbers)                                                              (Fax number)
----------------------------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by (S)13 or (S)15(d) of the Securities Exchange Act of 1934 during
                                        -------------------------------
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X        No ___
                                        -------

As of 26 February 1999, there were 16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") outstanding. (See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.)
----------

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                          PAGE 2

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Interim Financial Statements                           3

             Consolidated Statement of Operations
                for the periods ended 30 April 1998 and 1997

             Consolidated Balance Sheet as at 30 April 1998 and 31
                January 1998

             Consolidated Statement of Changes in Financial Position
                for the periods ended 30 April 1998 and 1997

             Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of                             8

             Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19

Item 2.   Changes in Securities                                              19

Item 3.   Defaults Upon Senior Securities                                    19

Item 4.   Submission of Matters to a Vote of Security Holders                19

Item 5.   Other Information                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   23

Signature                                                                    24

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                          PAGE 8


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A)   CORPORATE OVERVIEW

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

     The Company, commensurate with its role of an investment banker, proposed a reorganization plan/1/ to shareholders for their approval at a meeting of the members held on 24 July 1996 (the "1996 Reorganization Plan"). With shareholders' approval to the proposed reorganization, new management formulated its operating and financing plan, PLAN 2000.

     In July 1996, Power Plus USA, Inc. ("PPUSA"), a wholly owned subsidiary of the Company, commenced implementing its plan for launching the US Powerful Stuff chain. Effective 1 September 1996, PPUSA launched its wireless airtime rebilling business by purchasing more than 20,000 pager customers under existing contracts and the entitlement to the related future wireless (pager/beeper airtime) rebilling revenue from Consumer Electronics Specialty Stores, Inc. ("CESS"), located in Sarasota, Florida. The US retail chain grew to 44 stores and the airtime rebilling business grew by nearly 50% over the next 18 months. Despite these accomplishments, the lack of timely financing, in accordance with PLAN 2000, to support the ongoing operations and growth caused PPUSA to seek protection under Chapter 11 of the US Bankruptcy Code on 31 January 1998. The Company sold certain of
         ------------------
     PPUSA's capital assets, including its list of pager customers, to an arm's-length party and on 29 June 1998, and PPUSA ceased carrying on the business.

     In September 1996, the Company launched its Canadian Powerful Stuff chain through its wholly owned subsidiary Power Plus Canada, Inc., ("PPCan")/2/. The immediate expansion thrust was concentrated in Ontario, where the chain grew to 18 stores, although plans foresaw the addition of several store locations in British Columbia and Alberta. However, resulting from the same capital constraint, on 8 May 1998 PPCan sought protection by filing a Notice of Intention to File a Proposal to Creditors ("Proposal") under Part
     ---------------------------------------------------
     III Division I of the Bankruptcy and Insolvency Act Canada. PPCan remained
                           -----------------------------
     in possession of its assets. On 26 November 1998 the Company sold the shares of PPCan and certain intellectual properties to a third party that conducted a similar business in Canada.

_________________________
/1/ The 1996 Reorganization Plan was conceived during Fiscal 1996 and flushed out during Q1 and Q2 of Fiscal 1997. It had two parts. The first was PLAN 2000, the Company's 5-year business plan prescribing how the Company proposed to build its business to in excess of 1000 stores. The second was the Financing Plan that set out the manner in which the Company proposed to fund for this growth by raising new capital over the first three years, until critical mass and financial self-sufficiency was achieved. The stores operated from leased premises that ranged from 150 to 700 square feet in major enclosed shopping malls in the US and Canada. They sold portable energy, wireless communication products and services (beepers, cellular phones, personal communication systems and related service contracts) and hand-held electronic communications, entertainment, business and lifestyle products.

/2/ Since its acquisition in December 1988, PPCan, formerly 385729 Alberta Inc., had been inactive and did not commence to carry on business until September 1996.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                          PAGE 9


     All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA, respectively, and these subsidiaries owned all of the capital assets employed in carrying on the retail businesses. Accordingly, at 31 October 1998 the Company had neither ongoing retail operations nor operating assets.

     The Company is currently undergoing a reorganization, implementing its 1999 Reorganization Plan which management considers in the best interests of the Company (for more details see ITEM 4(2) -- Submission of Matters to a Vote
                                                -------------------------------
     of Security Holders in the FORM 10K -- Fiscal 1998, representing the year
     -------------------
     ended 31 January 1998 as previously filed). In summary, the shareholders resolved as to the following matters:

     1.  To change the name of the Company to PPC Capital Corp;
     2. To authorize the consolidation of the common shares of the Company on the basis of one (1) common share for each five (5) common shares heretofore outstanding;
     3. To authorize a reduction of the stated capital of the Company by $20,700.000;
     4. To authorize the conversion of secured debt of the Company in an amount of up to $5,000,000 into post-consolidation common shares of the Company at a conversion price of $0.10 per post-consolidation common share;
     5. To authorize the conversion of certain other debts of the Company in an amount of up to $340,000 into post-consolidation common shares at a conversion price of $0.10 per post-consolidation share; and,
     6. To approve the payment of a finder's fee in the amount of $121,230 by issuing up to 1,121,230 post-consolidation common shares at a conversion price of $0.10 per post-consolidation common share.

     Upon regulatory approval and implementation of the 1999 Reorganization Plan, the Company intends to aggressively pursue diversified investment opportunities targeted to maximize shareholder value.

     While management cannot give any assurances as to the future outlook for the Company, formal application has been made to seek the conditional approval of The Alberta Stock Exchange for the 1999 Reorganization Plan as approved by the shareholders. The name change and share consolidation will not be implemented until the required regulatory approval is obtained, which is anticipated to be during the first quarter ending 30 April 1999, of Fiscal 2000 ending 31 January 2000. During this same period, the Company will be proceeding to prepare and finalize its audited financial statements for the fiscal year ended 31 January 1999 ("Fiscal 1999"), while at the same time seeking a professional opinion/3/ as to the extent and applicability of its substantial tax loss carry forwards. Only upon approval and implementation of the 1999 Reorganization Plan and the finalization of Fiscal 1999's financial statements and the tax loss opinion, will the Company be in a position to pursue investment opportunities. In management's opinion, the tax loss carry forwards are expected to represent a significant asset for the Company which is anticipated to be material in attracting a suitable candidate for purposes of restructuring its business affairs.

     In the circumstances of these reorganizational proceedings, The Alberta Stock Exchange is conducting a review of the financial affairs of the Company in order to ascertain as to whether the Company meets minimum listing requirements. In the event the Company is unable to satisfy The Alberta Stock Exchange as to compliance with minimum listing requirements on or before 30 April 1999, the Common Shares could face a suspension from trading. In the event of any such suspension, the Company is in no way impaired from continuing on with its day-to-day operations in seeking out new investment op-


__________________________
/3/ See Note 10 in the Notes to the audited Consolidated Financial Statements -- Fiscal 1998, in the FORM 10-K -- Fiscal 1998.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 10


     portunities. The trading in shares of Alberta issuers is typically halted on The Alberta Stock Exchange for extended periods pending closure of transactions by way of reverse take-over.

B)   RESULTS OF OPERATIONS

     1)   SIGNIFICANT CHANGES IN OPERATIONS DURING FISCAL 1999

          The Company's 1996 Reorganization Plan, transforming the remnants of the former Battery One, Inc. under new management into Power Plus Corporation, was reliant upon PLAN 2000. PLAN 2000, the Company's 5-year business plan prescribing how the Company proposed to roll out its Powerful Stuff specialty niche retail business throughout North America, incorporated a detailed financing plan setting out the framework for providing a total of $49.1 million over the initial 3-years of PLAN 2000. The timeliness and availability of this capital, required to be raised through the junior public capital markets in Canada, was critical to the success of PLAN 2000. This capital was vital to the Company's growth, but its availability was dependent upon macroeconomic factors outside the Company's control. The goal was critical mass, that point when adequate retail outlets were open, operational and achieving at least annualized breakeven cash flow -- at which time the business could be financially self-sustaining. Beyond this, the projected cash flow from store profit could ultimately make the Company's growth internally funded.

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

          Despite management's best efforts to act responsibly during this period of uncertainty, these times ultimately called for strong preservation measures. Consequently, on 31 January 1998, PPUSA sought protection under Chapter 11 of the US Bankruptcy Code. The Company was
                                                ---------------
          the largest and only secured creditor of PPUSA, which remained in possession of its assets. With 44 stores then open, down from a peak of 63 stores at the end of Q3 -- Fiscal 1998, the continued prejudicial delays in completing planned financings prohibited further expansion.

          With no expectation of any short-term improvement in this crisis, the Company subsequently announced on 8 May 1998 that PPCan had also sought protection from creditors by filing a Proposal under the Bankruptcy and Insolvency Act Canada. The Company was the largest and
          -----------------------------
          only secured creditor of PPCan. PPCan remained in possession of its assets pending a determination as to whether the operations could be refinanced or sold as a going concern.

          Unabated, the Canadian junior capital markets only continued to deteriorate, so the prospects of refinancing became unrealistic. As a result, on 29 June 1998, the Company realized its security pertaining to the indebtedness of PPUSA and foreclosed on the remaining assets of PPUSA and sold them, including its list of pager customers, for cash consideration of US$125,000 and the assumption of certain liabilities in the aggregate amount of US$377,000. The remaining capital assets of PPUSA, consisting primarily of store fixtures and leasehold improvements, were abandoned where situated in various locations to offset existing liabilities to landlords and PPUSA, discharged from its Chapter 11 Petition, ceased carrying on business in the US.

          On 26 November 1998, the Company sold the shares of PPCan and certain related intellectual properties to an arm's-length third party that conducts a similar business in Canada. The sale was made pursuant to a share purchase agreement dated 30 October 1998, between the Company, as

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 11


          vendor, and Battery Plus Inc. ("BPI"), as purchaser. On 11 September 1998, the creditors of PPCan accepted the offer made to them under the Proposal and the required court approval was subsequently obtained by order dated 7 October 1998, satisfying certain pre-conditions to the sale to BPI. As a result of the Proposal and the completion of the sale to BPI, all claims of the creditors of PPCan as compromised were fully satisfied. As a condition of the sale, BPI advanced PPCan approximately $637,000 to pay the Proposal Trustee and thus enable it to fund its obligations to the creditors in accordance with the terms of the Proposal, including payment of certain administrative and operating costs incurred post-Notice.

          In connection with the sale of PPCan, the Company sold, transferred and assigned PPCan's secured debt, in recognition of the repayment by PPCan of a portion of the indebtedness, and its right, title and interest to the proprietary names, marks and styles "Powerful Stuff" and "Powerful Connections" for cash consideration of $100,000.

          All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA and all of the capital assets employed in carrying on the retail business were owned by them. Accordingly, and as reported herein, the Company as of the date hereof no longer has any retail operations nor operating assets.

          Therefore, the business results for both the quarter and year-to-date periods for Fiscal 1999 are anomalous to PLAN 2000 and not comparable to the past. Accordingly, comparisons, in-depth discussion and analysis are rendered meaningless and unwarranted. Notwithstanding, the following limited discussion and analysis should be read in conjunction with the audited Annual Consolidated Financial Statements and the Notes thereto contained in the SEC FORM 10K -- Fiscal 1998 filing, representing the year ended 31 January 1998.

     2) CONSIDERATION OF BUSINESS RESULTS FOR Q1 AND YEAR TO DATE PERIODS IN FISCAL 1999 AND THE COMPARABLE PERIODS IN FISCAL 1998

          The following table sets forth certain items reflected in the Company's unaudited consolidated statement of operations expressed as percentages of sales:

                                                              Expressed as a
                                                           Percentage of Sales
                                                         (period ended 30 April)
                                                               Three months
                                                         -----------------------
                                                             1998        1997
                                                         -----------------------
                 Cost of sales                               70.1%       48.5%
                 Operating, occupancy & administrative
                 expenses                                   503.6%      147.0%
                 Net loss                                   473.7%       95.5%

          The year to date cost of sales includes the impact of accounting reserves for cost of inventory adjustments and write-down of inventory carrying values pursuant to the closure of PPUSA and sale of PPCan, and the sell-off of merchandise previously written down. For both the quarter and year to date periods, the Company was unable to purchase merchandise inventory in suitable quantities to sustain normal sales levels. As the Company sold the merchandise inventory on hand, the average gross profit from those sales actually increased because of the change in the merchandise mix. However, the total sales and gross profit amounts decreased to become insignificant by comparison to the prior year. Declining sales meant store operating overhead became uneconomic because both the cost of direct labor (despite management's attention to minimize labor hours while still meeting the minimum lease requirements for store operating hours) and store rent, which are

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 12


          essentially fixed costs and incurred as long as a location is open, were uneconomic and too onerous, especially in light of the decreasing gross profit.

          The sought-after reduction in Operating and Administration Expenses was partially nullified by accounting adjustments for reserves made primarily to PPUSA's balance sheet in concert with its Chapter 11 filing and also the professional fees, and termination and severance pays to employees incurred therewith. A significant decrease in operating and occupancy expenses resulted from the closure and abandon of most store locations. Commensurate with its Chapter 11 filing at the end of Fiscal 1998, PPUSA vacated all stores that were not located in Florida. During Q1 and Q2 of Fiscal 1999, PPUSA abandoned capital assets, consisting primarily of store fixtures and leasehold improvements, where situated in various locations to offset existing liabilities to landlords. Similarly, PPCan closed three non-performing stores during Q1 and eight during Q2 of FY1999, the cost of which is included in this interim financial report, to operate six stores up to the time of its sale to BPI.

          During Q2 and Q3, the Company's administrative overhead decreased significantly because there were virtually no employees. Included in Administration Expenses are extraordinary professional fees and termination and severance pays to non-management employees.

          In particular, these interim financial statements reflect the write-down of PPCan assets in the amount of $490,485, the wind-up of PPUSA's operations, the reduction in PPCan's operations, and report other accounting adjustments that are required to conform to generally accepted accounting principles applicable in the circumstances. In so doing, a non-cash gain on the abandonment of PPUSA of $2,899,033 is reported, representing the effect of reversing its indebtedness obligations to arm's length creditors. The implementation of the Proposal, including the payment of the dividend from the fund to the creditors of PPCan, would have the effect of substantially reducing the amount of accounts payable reported herein.

C)   LIQUIDITY AND CAPITAL RESOURCES

     See the Notes to the Consolidated Financial Statements (unaudited) included
             ----------------------------------------------
     with these materials.

     1)   FINANCING ACTIVITIES INSTIGATED AND CHANGES DURING FISCAL 1999

          a) On 24 April 1998, the Company completed the conversion of the $6 million, 10% fixed and floating charge secured special promissory notes debentures, converted at $1.25 per common share, resulting in the issuance of 5,080,767 common shares of the Company. (See
              (S)2(d) -- Special Notes convertible debt financing, below.)
                         ----------------------------------------

          b) Effective 24 July 1998, the Company converted certain short-term debt notes it had executed and delivered (the "Bridge Loan Notes") during Fiscal 1998 evidencing an aggregate principal amount of $4,081,250 in unsecured loans bearing interest at an annual rate of 10%. The conversion rate was $1.25 per Common Share. Accordingly, the Company issued 3,771,858 Common Shares as payment in full of all obligations, including accrued interest, under the Bridge Loan Notes.

          c) As of the date hereof, there are now 16,913,389 Common Shares of the Company currently issued and outstanding. (See the table in
              (S)3 -- Summary of changes to shares and share capital and (S)5 --
                      ----------------------------------------------
              Consolidation of Share Capital, below.)
              ------------------------------

          d) The Company has neither any share purchase warrants, nor options to purchase shares granted to any officers, directors, employees, advisors or consultants to the Company, which remain or are outstanding as of the date hereof.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 13


          e) The Company has executed promissory notes evidencing indebtedness in the aggregate principal amount of $2,650,000 of unsecured loans advanced to the Company as at FYE 1998 and bearing interest payable on maturity at an annual rate of 10%. The holders of these promissory notes have agreed that these unsecured loans will be replaced by 10% first fixed and floating charge secured debentures maturing 31 January 2001 with interest accruing and payable upon maturity. The Company executed additional promissory notes on similar terms and conditions for $466,000 subsequent to the end of this quarter. The replacement of these unsecured loans totaling $3,191,000 was completed during Q4 of Fiscal 1999. (See (S)6 -- Conversion of Secured Debt, below)
              --------------------------

          f) Interest due on the 10% Bridge Loan Notes, 10% Promissory Notes and 10% Special Notes is payable in arrears at the time of repayment or conversion by the issuance of common shares. The 10% Bridge Loan Notes and 10% Special Notes plus the interest accrued and payable thereon were converted into Common Shares.

          g) Commencing in Fiscal 1996, all securities, including the Special Notes that were converted into Common Shares, were sold by private placement to accredited investors in Canada. These securities were issued pursuant to the governing securities laws in the applicable governing jurisdictions in Canada but were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption from registration contained in
              (S)4(2) of the Securities Act of 1933, as amended.
                             ----------------------

     2)   UPDATE CONCERNING FINANCINGS COMMENCED FROM 1996 FINANCING PLAN

          (Please also refer to the table in (S)3 -- Summary of changes to
                                                     ---------------------
          shares and share capital, below. In addition, please refer to the FORM
          ------------------------
          10-K -- Fiscal 1998 for a more detail discussion concerning changes to and arising from the 1996 Financing Plan.)

          a)  1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

              During Fiscal 1997, according to the 1996 Reorganization Plan, the Company completed the 1996 Special Warrant Private Placement Financing (the "1996 Special Warrants") of $4.5 million representing an aggregate of 2.25 million 1996 Special Warrants. Each 1996 Special Warrant was converted at no additional consideration into one Common Share on 31 January 1997 plus one Class B Warrant. This warrant consisted of two entitlements: firstly, entitling holders to acquire up to an aggregate of 2.25 million Common Shares at an exercise of $2.00 per share on or before 30 September 1997, representing additional potential future capital to the Company in the aggregate of up to $4.5 million; and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an aggregate of a further 2.25 million Common Shares at an exercise purchase price of $2.50 per share on or before 1 March 1998, representing additional potential future capital in the aggregate of up to $5.6 million. (See 2(c) -- Approval of
                                                            -----------
              Amendment to Certain Terms of Class A, Class AA, Class B and Class
              ------------------------------------------------------------------
              BB Warrants, below.)
              -----------

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

              Holders of the penalty 1996 Special Warrants were not required to pay to receive the common shares included therein, but the Class B and BB Warrants attached thereto included the same exercise price, that is $2.00 per Common Share for the Class B Warrant and $2.50 per Com-

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 14


              mon for the Class BB Warrant. (See 2(c) -- Approval of Amendment
                                                         ---------------------
              to Certain Terms of Class A, Class AA, Class B and Class BB
              -----------------------------------------------------------
              Warrants, below.)
              --------

          b) FISCAL 1997 SHARE CAPITAL REORGANIZATION & CONSOLIDATION AND EXCHANGE RIGHTS ENTITLEMENTS

              The reorganization and consolidation of the Company's outstanding share capital, according to the 1996 Reorganization Plan, occurred pursuant to a Plan of Arrangement under (S)86 of the Business Corporations Act Alberta, which had received shareholder, court and regulatory approval. In general terms, the Company reorganized and consolidated all of its issued old shares (of which 44,765,613 pre-consolidation shares/4/ had been issued and outstanding as of 1 November 1996) on the basis of every 20 old shares before consolidation being reorganized and consolidated into one consolidated Common Share (that is 2,238,281 post-consolidated Common Shares) and one Exchange Right. Under the terms of this consolidation, each consolidated Common Share had attached to it one exchange entitlement (the "Exchange Rights") to purchase one unit of the Company's equity (the "Exchange Rights Units") on or by 31 January 1997.

              The Exchange Rights entitled holders to purchase up to an aggregate of 2,238,281 Exchange Rights Units of the Company at an exercise price of $2.00 per unit on or before 31 January 1997, representing additional capital to the Company up to an aggregate of $4,476,562 in Fiscal 1997. (Please also refer to the table in
              (S)3 -- Summary of changes to shares and share capital, below for
                      ----------------------------------------------
              more details concerning the exercise of Rights Entitlements and capital raised.)

              Each Exchange Rights Unit consisted of one Common Share plus one purchase warrant, hereinafter referred to as the Class A Warrants. The Class A Warrants consisted of two entitlements: firstly, entitling holders to purchase 2,238,281 Common Shares of the Company at an exercise price of $2.00 per share, on or before 30 September 1997, representing additional potential future capital to the Company up to an aggregate of $4.5 million; and, secondly, conditional upon the exercise of the Class A Warrant, a collateral warrant, the Class AA Warrant, that entitled holders to purchase up to an aggregate of a further 2,238,281 Common Shares of the Company at an exercise price of $2.50 per share on or before 1 March 1998, representing additional potential future capital to the Company in the amount of up to an aggregate of $5.6 million. (See 2(c) -- Approval of Amendment to Certain Terms of Class A,
                           -------------------------------------------------
              Class AA, Class B and Class BB Warrants, below.)
              ---------------------------------------

              Effective 31 January 1997, all the Exchange Rights were converted into 2,238,281 Common Shares and the Company received $4,476,562 in new capital. (Please also refer to the table in (S)3 -- Summary
                                                                         -------
              of changes to shares and share capital, below.)
              --------------------------------------

          c) APPROVAL OF AMENDMENT TO CERTAIN TERMS OF CLASS A, CLASS AA, CLASS B & CLASS BB WARRANTS

              The Company obtained shareholder approval on 30 January 1998 to amend the conversion price of all outstanding warrants to $1.25 per common share and to extend the period of time for exercise of such outstanding warrants as follows:

              i) extend the Class A Warrant Exercise Date and Class B Warrant Exercise Date until 30 June 1998;
              ii) reduce the exercise price of the Class A Warrants and the Class B Warrants from $2.00 per common share to $1.25 per common share;
              iii) extend the Class AA Warrant Exercise Date and the Class BB
                   Warrant Exercise Date to 30 September 1998; and

__________________________
/4/ All references in this FORM 10-K are to Common Shares outstanding post-consolidation.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 15


              iv) reduce the exercise price of the Class AA Warrants and the Class BB Warrants from $2.00 per common share to $1.25 per common share.

              All other terms and conditions remained the same.

              However, despite these amendments and the best efforts of management, because of the ongoing degeneration of the junior capital markets no additional warrants were exercised and no additional capital was raised. Accordingly, all entitlements attributed to these warrants expired 30 September 1998.

          d)  SPECIAL NOTES CONVERTIBLE DEBT FINANCING

              In March 1996, according to the 1996 Reorganization Plan, the Company received approval for a $6 million 5-year 10% Special Note private placement offering which was subsequently increased by $5 million in June 1997 to become $11 million 10% Special Notes. During Fiscal 1997, the Company completed $6 million placement in two closings. Each $1,000 principal amount of Special Notes was converted into an equivalent principal amount of 5-year 10% convertible fixed and floating secured debentures. Such debentures were fully secured by all the assets of Power Plus Corporation. On 24 April 1998, the Company converted the $6 million Special Notes, plus accrued and unpaid interest thereon, into 5,080,765 Common Shares at $1.25 per Common Share. (See (S)3 -- Summary of changes
                                                             ------------------
              to shares and share capital, below.)
              ---------------------------

          e)  1997 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

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

          f)  FUTURE POTENTIAL FUNDING FROM THE FINANCING PLAN

              All financing in accordance with the 1996 Reorganization Plan concluded on 30 September 1998, commensurate with the expiring of the entitlements formerly attached to Warrants. During Fiscal 1999, the Company converted both the Bridge Loan Notes and Special Notes into Common Shares. No additional financing will be concluded in regard to the 1996 Reorganization Plan.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 16
     3)  SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL

         The table depicts the changes to share capital following from the 1996 Reorganization Plan and to the date hereof.

                                                                                                 SHARES    CAPITAL   TIMING
                                                                                               ----------  -------  --------
      ----------------------------------------------------------------------------------------------------------------------
                    ($ amounts are expressed in Canadian Dollars in millions; assumes                         COMPLETED
                                        maximum dilution)                                                      -------
      ----------------------------------------------------------------------------------------------------------------------
       i      CONSOLIDATED, BEGINNING SHARE CAPITALIZATION (from 44,765,613 shares on
              20:1 basis):
      ----------------------------------------------------------------------------------------------------------------------
              a.)   Post-consolidation number of Common Shares                                  2,238,281    $ 0.0  FY 1997
      ----------------------------------------------------------------------------------------------------------------------
              b.)   Capital raised from Exchange Right Units that included Class A & AA
                    Warrants:
      ----------------------------------------------------------------------------------------------------------------------
                    i)    Exchange Rights Unit converted into 1 Common Share at $2.00 & 1
                          A Warrant                                                             2,238,281    $ 4.5  FY 1997
      ----------------------------------------------------------------------------------------------------------------------
                    ii)   Class A Warrants exercised to purchase 1 Common Share @ $2.00 and receive 1 Class AA Warrant (Balance of Class A Warrants
                          expired unexercised.)                                                   197,456    $ 0.4  FY 1998
      ----------------------------------------------------------------------------------------------------------------------
                    iii)  Class AA Warrants exercised to purchase 1 Common Share @ $2.50
                          (Balance of Class AA Warrants expired unexercised.)                       4,246    $ 0.0  FY 1998
      ----------------------------------------------------------------------------------------------------------------------
                    iv)   Agent's Option to purchase 225,000 Common Shares at $2.00
                          and receive equal number of Agent's Option Class A Warrants             225,000    $ 0.5  FY 1997
      ----------------------------------------------------------------------------------------------------------------------
      ii      1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING
      ----------------------------------------------------------------------------------------------------------------------
              a.)   Special Warrants for $2.00 that were exchanged during first quarter of Fiscal 1998 for Common Shares and an equivalent number of
                    Class B Warrants                                                            2,250,000    $ 4.5  FY 1997
      ----------------------------------------------------------------------------------------------------------------------
              b.)   Class B Warrants exercised to purchase one Common Share at $2.00 and receive one Class BB Warrant.  (Balance of Class B Warrants
                    and all Class BB Warrants issued expired unexercised.)                        687,500    $ 1.3  FY 1998
      ----------------------------------------------------------------------------------------------------------------------
              c.)   Penalty Special Warrants to receive 225,000 Common Shares at no cost and 255,000 Class B Penalty Warrants. (Exercised Class B
                    Warrants included above.)                                                     225,000    $ 0.0  FY 1997
      ----------------------------------------------------------------------------------------------------------------------
      iii     CONVERSIONS OF DEBTS INTO COMMON SHARES at $1.25 per share
      ----------------------------------------------------------------------------------------------------------------------
              a.)   $6 million - Special Notes (see (S)2(d) - Special
                    Notes convertible debt financing, above)                                    5,080,767    $ 6.0  FY 1999
      ----------------------------------------------------------------------------------------------------------------------
              b.)   $4.1 million -- Bridge Loan Notes (see (S)1)(b) - Financing
                    activities instigated and changes during Fiscal 1999, above)                3,771,858    $ 4.1  FY 1999
      ----------------------------------------------------------------------------------------------------------------------
      v       NUMBER OF SHARES, FULLY DILUTED (1) / CASH CAPITAL RAISED                        16,913,389     22.0
                                                                                               ==========  =======
      ----------------------------------------------------------------------------------------------------------------------
      vi      CONVERTIBLE INDEBTEDNESS - FUTURE POTENTIAL DILUTION
      ----------------------------------------------------------------------------------------------------------------------
              a.)   $3 million - Secured Debt (see (S)6 - Conversion of Secured Debt, below)                        FY 2000
      ----------------------------------------------------------------------------------------------------------------------
      (1)  At the meeting of shareholders of the Company held on 30 January 1998, the shareholders of the Company approved the consolidation of the Company's issued and outstanding Common Shares on a ratio of 1 new common share for up to each 5 common shares outstanding. Subject to the approval of The Alberta Stock Exchange, it is the intention of the Company to complete this consolidation as soon as possible, with the result that the 16,913,389 Common
           Shares outstanding as at the record date would become 3,382,677 common shares.
      ----------------------------------------------------------------------------------------------------------------------

     4)  STATED CAPITAL REDUCTION

         As proposed in the 1999 Reorganization Plan, the Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the Company pursuant to

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 17


         (S)36 of the Business Corporations Act Alberta, by reducing the stated
                      -------------------------
         capital of the Common Shares by an amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares would result in the reduction of the shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

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

     5)  CONSOLIDATION OF SHARE CAPITAL

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

     6)  CONVERSION OF SECURED DEBT

         i) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures were proposed to mature on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, the Company abandoned the 1998 Debentures. Subsequently, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998 with Elliott & Associates, Inc., providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. Management considered it desirable to provide for the convertibility of the Debentures, including all principal amounts advanced thereunder and interest accruing thereon, into Common Shares of the Company on the basis that

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 18


              the Debentures will be convertible, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share (see ss.5 -- Consolidation of Share
                                                      ----------------------
              Capital, above). In view of the fact that the possible aggregate
              -------
              issuance of Common Shares issuable upon conversion of the Debentures represents over 25% of the Company's Common Shares currently issued and outstanding, shareholder approval was obtained at the 21 January 1999 meeting of the shareholders and the required approval of The Alberta Stock Exchange is pending as of the date hereof.

         ii) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the implementation of a four-tiered revised corporate finance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company is obligated to pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000. To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, subject to regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,121,230 post-consolidation common (see (S).5 -- Consolidation
                                                                   -------------
              of Share Capital, above).
              ----------------

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 19


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The following summarizes, to the best of management's knowledge, potential, pending or known legal proceedings and litigation, arising primarily from transactions between third parties and one or both of PPUSA and PPCan, in all considered ordinary routine litigation incidental to the business.

         a) CDA Industries Inc., a Canadian company and manufacturer and supplier of store fixtures, commenced an action in the Ontario Court against the Company for the payment of alleged unpaid amounts due from either or both PPCan and PPUSA. The Company has disputed this claim considering it without merit and will vigorously defend it as required and advised.

         b) PageMart Canada Limited, a Canadian company and former supplier of airtime to PPCan was sued by PPCan in the Ontario Court for non-performance. PageMart countersued the Company in response, alleging it was owed certain amounts for services rendered by it to PPCan and for breach of contract. The Company has disputed PageMart's claim considering it without merit, and will vigorously defend it as required and advised.

         c) Management is informed of claims that may have been made against PPUSA in the United States, after PPUSA ceased carrying on business, by landlords pertaining to store premises leased by PPUSA. The details of these claims are undetermined as of the date hereof, and there is the possibility that collateral claims may have been made against the Company. The Company has retained US counsel to advise management and will take all steps necessary and required.

         In management's opinion, and to the best of its knowledge, none of these potential, pending or known routine legal proceedings are expected to have any material impact on future operating results or the financial condition of the Company.

ITEM 2.  CHANGES IN SECURITIES.

         (See PART I, Item 2. -- Management's Discussion and Analysis of
                                 ---------------------------------------
         Financial Condition and Results of Operations, herein).
         ---------------------------------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5.  OTHER INFORMATION.

         On May 8, 1998, the Company announced that its wholly-owned Canadian operating subsidiary, Power Plus Canada, Inc., sought protection, filing effective May 8, 1998, a Notice of Intention to make a proposal to creditors under Part III Division I of the Bankruptcy and Insolvency
                                                       -------------------------
         Act. Power Plus Canada, Inc. remains in possession of its assets.
         ---
         Management considers this protective measure in the Company's best interests to protect its assets through reorganization.

         On April 24, 1998, the Company announced the completion of the conversion of its $6 million, 10% fixed and floating charge secured special promissory notes debentures, converted at $1.25

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 20


         per common share, resulting in the issuance of 5,080,765 common shares of the Corporation. The Corporation's issued share capitalization was thereby increased from 8,060,766 common shares to 13,141,531 common shares.

         On February 4, 1998, the Company announced its Revised Corporate Finance Plan. The Company reported in Fiscal 1998's Third Quarter Report representing the nine- month period ended 31 October, 1997, that the biggest challenge it faced in its drive to achieve its goals and objectives was in the timing and availability of financing in difficult capital markets exacerbated by the debilitating devaluation of the Canadian currency. With 44 stores then open, and an imperiled plan (already once modified from original plan), targeting to be 125+ stores by the end of Fiscal 1998 (ended 31 January 1998), the continued prejudicial delays in completing planned financings finally resulted in no further expansion being possible.

         The continuation of operations and future expansion remains contingent upon the availability and timing of funds. Without expansion, the Company cannot expect to attain critical mass and thus break even on an annualized basis. Until then, the Company remains dependent upon the raising of external capital -- and when the timing and availability of financing deviates materially from the assumptions in the Company's business plan, the overall business and sales are impacted and adjustments must be made. In the circumstances, management is of the opinion that it must be flexible and act responsibly during this period, and be responsive to those matters which it controls, including the pace and timing of the rollout of new stores and the commitments made to general and administration expenses and merchandise inventory.

         The Company's original Financing Plan, forming part of its 1996 Reorganization Plan and incorporated in its 5-year business plan, PLAN 2000, provided the initial framework to raise up to $41.1 million in an orderly manner as needed over the first three years of the Plan. During the first year, 1996, $15.4 million was received as expected, but later than planned. During the second year of Plan, 1997, the Company, confronted with the unforeseen adverse junior capital markets, encountered difficulty raising the capital that it had forecasted on the time-lines projected, resulting now in management finally having to reorganize its financial affairs.

         Accordingly, in an effort to satisfy the Company's ongoing financial needs for general working capital, and to resume the implementation of the proposed roll out of new store and kiosk locations under the banner of the "Powerful Stuff" chain of stores, the Company proposed and obtained shareholder approval to its modified reorganization plan at a special meeting held on January 30, 1998. Management considered its four-tiered revised corporate finance plan, conceived to potentially raise up to $31 million in the aggregate over the next two years (and subject to final regulatory approval), to be in the best interests of the Company.


         1) Firstly, the Company obtained shareholder and regulatory approval to complete a private placement of up to and including 5,882,353 special warrants (the "Special Warrants") having a purchase price of $0.85 per Special Warrant, or an aggregate amount of $5,000,000.

         2) Secondly, the Company obtained shareholder and regulatory approval to issue a series of $5,000,000, 10% convertible first fixed and floating charge secured debentures (the "1998 Debentures").

             The 1998 Debentures shall bear interest at a rate of 10% per annum, which interest is payable semi-annually in common shares of the Company at a deemed price of $0.85 per common share. The 1998 Debentures will be convertible into units at the option of the holder at a price

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 21


             of $0.85 per unit. Each unit shall consist of one common share and a share purchase warrant. Each such warrant will entitle the holder to purchase one additional common share at a price of $0.90 within two years from the date such warrant is issued.

             The Company shall also have a right to compel holders to convert all or part of their 1998 Debentures in certain specific circumstances.

         3) Thirdly, the Company obtained shareholder and creditor approval to convert existing long-term and short-term debt in the principal amount of $10,081,500 into common shares at a conversion price of $1.25 per common share.

             a)  Conversion of 1996 Special Notes

                 Pursuant to the 1996 Special Note Indenture, the Company created, allotted and issued a series of $6,000,000, 10% convertible fixed and floating charge secured special promissory notes (herein referred to as the "1996 Special Notes"). Whereas the 1996 Special Notes were convertible at $2.50 per common share, the Company obtained approval to reduce the conversion price from $2.50 per common share to $1.25 per common share. The holders of the 1996 Special Notes have resolved by extraordinary resolution to convert the 1996 Special Notes to common shares upon receipt of shareholder and regulatory approval. Accordingly, the 1996 Special Notes, together with all accrued interest thereon, are to be converted into common shares with effect as of January 31, 1998.

             b)  Conversion of Short Term Debt

                 The Company executed and delivered certain promissory notes (the "Bridge Loan Notes") evidencing an aggregate principal amount of $4,081,500 in unsecured loans advanced to the Company and bearing interest at an annual rate of 10%, pending implementation of a bona fide reorganization of the financial affairs of the company. The Bridge Loan Note holders have agreed that the payment of any and all debts and sums of money due and owing by the Company to them shall be paid in full and converted into common shares of the Company on the basis of a conversion price of $1.25 per common share upon receipt of shareholder and regulatory approval. The Company obtained shareholder approval to this conversion, therefore the Bridge Loan Notes plus accrued interest charges, are to be converted into common shares with effect as of January 31, 1998.

         4) Fourthly, in order to ensure that the exercise price of the previously issued and outstanding Class A Warrants, Class B Warrants, Class AA Warrants and Class BB Warrants of the Corporation have a conversion price comparable to that of the 1996 Special Notes and the Bridge Loan Notes, the Company obtained shareholder approval to amend the conversion price of all such outstanding warrants to $1.25 per common share and to extend the period of time for exercise of such outstanding warrants as follows:

             a) extend the Class A Warrant Exercise Date and Class B Warrant Exercise Date until Tuesday, June 30, 1998;

             b) reduce the exercise price of the Class A Warrants and the Class B Warrants from $2.00 per common share to $1.25 per common share;

             c) extend the Class AA Warrant Exercise Date and the Class BB Warrant Exercise Date to September 30, 1998; and

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 22


             d) reduce the exercise price of the Class AA Warrants and the Class BB Warrants from $2.00 per common share to $1.25 per common share.

             The following table represents the potential impact on the availability of capital to the Company and on the Company's share capital were the revised corporate finance plan to be implemented in its entirety.

     -----------------------------------------------------------------------------------------------------
                                                              Common         Possible New
       Class of Securities                                    Shares           Capital          Timing
     -----------------------------------------------------------------------------------------------------
       Current issued common shares                          8,060,766           N/A             N/A
     -----------------------------------------------------------------------------------------------------
       Class A Warrants outstanding proposed @ $1.25 vs.   $ 1,815,802      $ 2,269,755        June 1998
     -----------------------------------------------------------------------------------------------------
       Class B Warrants outstanding proposed @ $1.25
       vs. $2.00                                             1,787,500      $ 2,234,375        June 1998
     -----------------------------------------------------------------------------------------------------
       Class AA Warrants outstanding proposed @ $1.25
       vs. $2.50                                             2,234,056      $ 2,792,570       Sept. 1998
     -----------------------------------------------------------------------------------------------------
       Class BB Warrants outstanding proposed @ $1.25
       vs. $2.50                                             2,475,000      $ 3,093,750       Sept. 1998
     -----------------------------------------------------------------------------------------------------
       $6.0 million Special Notes convertible into
       common shares until July 31, 2001 convertible
       @ $1.25 vs. $2.50                                     4,800,000           N/A             N/A
     -----------------------------------------------------------------------------------------------------
       $4.1 million Bridge Loan convertible @ $1.25          3,280,000           N/A             N/A
     -----------------------------------------------------------------------------------------------------
       $5.0 million convertible first secured
       debentures convertible @ $0.85 into a unit
       consisting of a common share and a warrant            5,882,353      $ 5,000,000        Jan. 1998
     -----------------------------------------------------------------------------------------------------
       2 year warrants underlying the units of the
       1998 Debentures exercisable @ $0.90                   5,882,353      $ 5,294,117        Jan. 2002
     -----------------------------------------------------------------------------------------------------
       Pending $5.0 million Special Warrant private
       placement financing:
       a)  common shares                                     5,000,000      $ 4,250,000        Jan. 1998
       b)  share purchase warrants @ $0.90                   5,000,000      $ 4,500,000        Jan. 2000
     -----------------------------------------------------------------------------------------------------
       Number of common shares, assuming full dilution      47,982,536
     -----------------------------------------------------------------------------------------------------
       Capital available, assuming full dilution                            $30,978,686
     -----------------------------------------------------------------------------------------------------

         For further details on the revised corporate finance plan, see the 30 January 1998 Special Meeting Management Information Circular via the SEDAR and EDGAR electronic filing systems, or contact the Company's offices for copies.

         The revised corporate finance plan was incapable of being implemented due to unforeseen capital market conditions. For a discussion of these developments to the date hereof, see herein Item 2(A) - Management's
                                                     ------------------------
         Discussion and Analysis of Financial Condition and Results of
         -------------------------------------------------------------
         Operations; Corporate Overview
         ------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.)  Exhibits

                     Exhibit 27  --  Financial data schedule

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 23


         b.)   Reports on Form 8-K

                     None

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                         PAGE 24


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the
                                    -------------------------------
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      POWER PLUS CORPORATION




Date: 26 February 1999                /S/ R. BRUCE FREEMAN
                                      ------------------------------------------
                                      R. Bruce Freeman
                                      Vice Chairman and Chief Financial Officer

                                      (Duly authorized officer of the Registrant
                                            and its chief financial officer)

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                          PAGE 3


                         PART I - FINANCIAL INFORMATION

The Company prepares its consolidated financial statements in Canadian Dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

                                 EXCHANGE RATES

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 26 February 1999 was C$1.00 = US$0.6623

ITEM 1.  INTERIM FINANCIAL STATEMENTS

                                 FIRST QUARTER
                         (period ended 30 April 1998)

                                  FISCAL 1999

               CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 (Amounts are expressed in Canadian Dollars)

                                                               THREE-MONTH AND YEAR-TO-DATE
                                                                    PERIOD ENDED 30 APRIL
                                                               ----------------------------
                                                                     1998          1997
                                                               ----------------------------
       SALES                                                   $    469,747    $  2,739,518
       Cost of sales                                                329,387       1,327,332
                                                               ------------    ------------
       Gross profit                                                 140,360       1,412,186
       EXPENSES
            Operating and administration                          1,823,276       3,715,268
            Asset write-down -- see Note 2                          227,143               0
            Financing charges payable in stock -- see Note 4        251,178               0
            Amortization                                             63,838         312,874
                                                               ------------    ------------
       (LOSS) FROM OPERATIONS                                    (2,225,075)     (2,615,956)

       Deficit, beginning of period                              24,320,142       5,070,259
                                                               ------------    ------------
       DEFICIT, END OF PERIOD                                  $ 26,545,217    $  7,686,215
                                                               ============    ============

       EARNINGS PER SHARE                                      $      (0.21)   $      (0.46)
       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                10,601,150       5,722,345

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                          PAGE 4

CONSOLIDATED BALANCE SHEET
   (Amounts are expressed in Canadian Dollars)

                                                               30 APRIL 1998    31 January 1998
                                                               -------------    ---------------
                                                                (unaudited)        (audited)
                                            ASSETS

     Current Assets
          Cash and cash equivalents                             $    203,806      $    147,590
          Accounts receivable                                        147,306           342,842
          Inventory                                                  417,932           756,375
          Prepaid expenses                                            95,200            68,907
                                                                ------------      ------------
                                                                     864,244         1,315,714
     Capital assets, net                                           1,044,736         1,288,846
     Deferred charges, net                                                 0           253,680
     Other assets, net                                               548,000           546,328
                                                                ------------      ------------
                                                                $  2,456,981      $  3,404,568
                                                                ============      ============

                                           LIABILITIES
     Current Liabilities
          Accounts payable and accrued liabilities              $  5,324,752      $  4,972,867
          Accrued interest payable on debt -- see Note 4             775,788           762,944
          10% Bridge loan notes payable -- see Notes 4 & 5         4,081,250         4,081,250
          10% Convertible promissory notes -- see Notes 4 & 6      2,650,000         1,900,000
                                                                ------------      ------------
                                                                  12,831,790        11,717,060
     Special Notes -- see Note 7                                           0         5,020,000
                                                                ------------      ------------
                                                                  12,831,790        16,737,060
                                                                ------------      ------------
                                       SHAREHOLDERS' EQUITY
     Share capital and warrants -- see Note 7                     16,170,408         9,577,678
     Convertible component of Special Notes -- see Note 7                  0         1,400,000
     Deficit                                                     (26,545,217)      (24,310,170)
                                                                ------------      ------------
                                                                 (10,374,810)      (13,332,493)
                                                                ------------      ------------
                                                                $  2,456,981      $  3,404,568
                                                                ============      ============

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                          PAGE 5


CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION (UNAUDITED)
  (Amounts are expressed in Canadian Dollars)

                                                            THREE-MONTH AND YEAR-TO-DATE
                                                                 PERIOD ENDED 30 APRIL
                                                          ---------------------------------
                                                                1998            1997
                                                          ---------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     (Loss) for period                                       $(2,225,075)   $(2,615,955)
     Items not affecting cash
          Asset write-down -- see Note 2                         227,143
          Financing charges payable in stock -- see Note 4       251,178              0
          Amortization                                            63,838        312,874
                                                             -----------    -----------
                                                              (1,682,916)    (2,303,081)
     CHANGES IN NON CASH OPERATING ITEMS
          Accounts receivable                                    195,536       (164,852)
          Inventory                                              338,443       (842,400)
          Prepaid expenses                                       (26,294)      (282,190)
          Accounts payable and accrued liabilities               351,886          6,364
          Accrued interest payable on debt                        12,844              0
          10% Convertible promissory notes                       750,000              0
                                                             -----------    -----------
                                                                 (60,501)    (3,586,159)
                                                             -----------    -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Issue of common shares and warrants                       5,192,730        121,248
     Notes payable                                                     0      2,000,000
     Special Notes -- see Note 7                              (5,020,000)             0
                                                             -----------    -----------
                                                                 172,730      2,121,248
                                                             -----------    -----------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     Purchase of capital assets                                   56,013     (1,126,839)
                                                             -----------    -----------

INCREASE (DECREASE) IN CASH DURING PERIOD                         56,216     (2,591,750)

CASH, BEGINNING OF PERIOD                                        147,590      4,341,243
                                                             -----------    -----------

CASH, END OF PERIOD                                          $   203,806    $ 1,749,493
                                                             ===========    ===========

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                          PAGE 6



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: The Consolidated Financial Statements are for the three-month year-to-date period ended 30 April 1998, pertaining to the current fiscal year ending 31 January 1999 ("Fiscal 1999"), and the corresponding period ended 30 April 1997 pertaining to the fiscal year ended 31 January 1998 ("Fiscal 1998"). These statements include the results of operations of Power Plus Corporation and its wholly owned subsidiaries Power Plus USA, Inc. ("PPUSA") and Power Plus Canada, Inc. ("PPCan"), (collectively, the "Company").

NOTE 2: On 31 January 1998, PPUSA made a voluntary assignment under Chapter 11 of the US Bankruptcy code and, on 29 June 1998, certain assets of PPUSA were sold. On 8 May 1998, PPCan filed a Notice of Intention to
                                                        ----------------------
          Make a Proposal pursuant to [_]50.4(1) of the Bankruptcy and
          ---------------                               --------------
          Insolvency Act Canada. (See Item 2 -- Management Discussion and
          --------------
          Analysis.)

NOTE 3: In the opinion of management, the Consolidated Balance Sheet as at 30 April 1998 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month year-to-date periods ended 30 April 1998 and 1997, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

          The Consolidated Balance Sheet as at 30 April 1998 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month year-to-date periods ended 30 April 1998 and 1997 are unaudited. The Consolidated Balance Sheet for Fiscal 1998 was audited and reported to shareholders (please refer to the FORM 10-K for Fiscal 1998). These interim quarterly Consolidated Financial Statements and notes do not contain certain information included in the Company's annual consolidated financial statements and the notes thereto.

NOTE 4: Interest due on the 10% Bridge Loan Notes, 10% Convertible Promissory Notes and 10% Special Notes is payable in arrears in kind at the time of repayment or conversion by the issuance of common shares.

NOTE 5: During Fiscal 1998, the Company executed and delivered certain promissory notes (the "Bridge Loan Notes") evidencing an aggregate principal amount of $4,081,500 in unsecured loans advanced to the Company and bearing interest at an annual rate of 10%, pending implementation of a bona fide reorganization of the financial affairs of the Company. As a term of the Bridge Loan Notes, the Company obtained regulatory approval to reserve 180,000 common shares for issuance to the Bridge Loan Note holders as bonus shares. The Bridge Loan Note holders have agreed that the payment of any and all debts and sums of money due and owing by the Company to the Bridge Loan Note holders shall be paid in full and converted into common shares upon the basis of a conversion price of $1.25 per Common Share. The pending conversion of the Bridge Loan Notes is expected to occur during July 1998.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    FIRST QUARTER OF FISCAL 1999
                                                                          PAGE 7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- continued

NOTE 6: The Company has executed promissory notes evidencing indebtedness in the aggregate principal amount of $2,650,000 of unsecured loans advanced to the Company and bearing interest payable on maturity at an annual rate of 10%. The holders of these promissory notes have agreed that these unsecured loans will be replaced by 10% first fixed and floating charge secured debentures maturing 31 January 2001 with interest accruing and payable upon maturity. This replacement is expected to be completed during Q4 of Fiscal 1999. The Company executed additional promissory notes on similar terms and conditions for $250,000 subsequent to the period ended 30 April 1998.

NOTE 7: The Company completed a $6 million Special Notes 5-year, 10% convertible fixed and floating charge debentures private placement debt financing during Fiscal 1997. On 4 March 1998, the Special Notes were converted into 5,080,767 common shares.