Form 10-Q
period 1998-07-31
POWER PLUS CORP
filed 1999-04-01
CIK 853444

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  X      Quarterly report pursuant to section 13 or 15(d) of the Securities
 ---
          Exchange Act of 1934 for the quarterly period ended 31 JULY 1998 ("Q2", "Second Quarter" or "Quarter 2 of Fiscal 1999"), or

         Transition report pursuant to section 13 or 15(d) of the Securities
-----                                                             ----------
         Exchange Act of 1934 for the Transition period from __________ to
         --------------------
         __________.

         -----------------------------------------------------------------------
         Commission file number     0-18163     EDGAR Filing Number    000-18163
         -----------------------------------------------------------------------
          CUSIP number            738908102     SEDAR Project Number   00004997
         -----------------------------------------------------------------------


                            POWER PLUS CORPORATION

            (Exact Name of Registrant as Specified in its Charter)

  (the "REGISTRANT", or the "COMPANY", or the "CORPORATION", or "POWER PLUS")


         -----------------------------------------------------------------------
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
          (Telephone numbers)                                       (Fax number)

         -----------------------------------------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by (S).13 or (S).15(d) of the Securities Exchange Act of 1934 during
                                        -------------------------------
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

As of 26 February 1999, there were 16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") outstanding. (See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.)
----------

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                          PAGE 2


                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Interim Financial Statements                         3

                  Consolidated Statement of Operations
                           for the periods ended 31 July 1998 and 1997

                  Consolidated Balance Sheet as at 31 July 1998 and 31 January
                           1998

                  Consolidated Statement of Changes in Financial Position
                           for the periods ended 31 July 1998 and 1997

                  Notes to Consolidated Financial Statements


Item 2.      Management's Discussion and Analysis of                           8

                  Financial Condition and Results of Operations



PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                19

Item 2.      Changes in Securities                                            19

Item 3.      Defaults Upon Senior Securities                                  19

Item 4.      Submission of Matters to a Vote of Security Holders              19

Item 5.      Other Information                                                19

Item 6.      Exhibits and Reports on Form 8-K                                 19


Signature                                                                     20

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                          PAGE 3



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

                                 SECOND QUARTER
                           (period ended 31 July 1998)

                                   FISCAL 1999

CONSOLIDATED STATEMENT OF OPERATIONS  (UNAUDITED)
      (Amounts are expressed in Canadian Dollars)                                  SIX-MONTH AND YEAR-TO-DATE
                                                   THREE MONTHS ENDED 31 JULY         PERIOD ENDED 31 JULY
                                                  --------------------------------------------------------------
                                                         1998           1997             1998           1997
                                                  --------------------------------------------------------------
Sales                                               $    98,046     $ 2,078,459      $   567,793     $ 4,817,977
Cost of sales                                           115,358       1,565,822          444,745       2,893,156
                                                    -----------     -----------      -----------     -----------
Gross profit                                            (17,312)        512,637          123,047       1,924,821
Expenses
   Operating and administration                        (427,582)      4,078,778        1,623,752       7,794,044
   Asset write-down -- see Notes 2 & 8
   Financing charges payable in stock -- see Note 4
   Amortization
                                                        490,485               0          490,485               0
                                                        164,700               0          415,878               0
                                                         63,915         327,719          127,753         640,593
                                                    -----------     -----------      -----------     -----------
(LOSS) FROM OPERATIONS                                 (308,831)     (3,893,860)      (2,534,821)     (6,509,816)
                                                                    -----------                      -----------
Non-cash gain from abandonment of subsidiary --       2,899,033                        2,899,033
see Notes 2 &  8                                    -----------                      -----------

Profit (Loss) for period                              2,590,202      (3,893,860)         364,212      (6,509,816)
Deficit, beginning of period                         26,461,987       7,826,215       24,235,997       5,210,259
                                                    -----------     -----------      -----------     -----------
DEFICIT, END OF PERIOD                              $23,871,785     $11,720,075      $23,871,785     $11,720,075
                                                    ===========     ===========      ===========     ===========

EARNINGS PER SHARE                                  $      0.19     $     (0.51)     $      0.03     $     (1.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           13,518,719       7,620,730       10,917,315       5,900,493

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 4

CONSOLIDATED BALANCE SHEET
                                                                           ------------------------------------------
     (Amounts are expressed in Canadian Dollars)                               31 JULY 1998           31 January 1998
                                                                           ------------------------------------------
                                                                                 (unaudited)            (audited)
                                                    ASSETS
     Current Assets
          Cash and cash equivalents                                        $        209,347           $       147,590
          Accounts receivable                                                        44,011                   342,842
          Inventory                                                                  34,529                   756,375
          Prepaid expenses                                                           25,810                    68,907
                                                                               ------------              ------------
                                                                                    313,697                 1,315,714
     Capital assets, net                                                            261,125                 1,288,846
     Deferred charges, net                                                                0                   253,680
     Other assets, net                                                                    0                   546,328
                                                                               ------------              ------------
                                                                           $        574,822           $     3,404,568
                                                                               ============              ============

                                                   LIABILITIES

     Current Liabilities
          Accounts payable and accrued liabilities                         $        569,075           $     4,972,867
                                                                               ------------              ------------
     Long-term Liabilities
          Accrued interest payable on long-term debt on maturity --                 251,699                   762,944
          see Note 4
          Special Notes -- see Note 7                                                     0                 5,020,000
          10% Bridge Loan Notes payable -- see Notes 4 & 5                                0                 4,081,250
          10% Promissory Notes -- see Notes 4 & 6                                 2,900,000                 1,900,000
                                                                               ------------              ------------
                                                                                  3,151,699                11,764,194
                                                                               ------------              ------------
                                                                                  3,720,774                16,737,060
                                                                               ------------              ------------

                                               SHAREHOLDERS' EQUITY

     Share capital -- see Notes 4, 5 &  7                                        20,725,833                 9,577,678
     Convertible component of Special Notes -- see Note 7                                 0                 1,400,000
     Deficit                                                                    (23,871,784)              (24,310,170)
                                                                               ------------              ------------
                                                                                 (3,145,951)              (13,332,493)
                                                                               ------------              ------------
                                                                           $        574,822           $     3,404,568
                                                                               ============              ============

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 5


CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION  (UNAUDITED)

  (Amounts are expressed in Canadian Dollars)
                                                                                   Six-month and year-to-date
                                                                                      period ended 31 July
                                                                           -------------------------------------------
                                                                                   1998                 1997
                                                                           -------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     (LOSS) FROM OPERATIONS                                                $    (2,534,821)         $    (6,509,815)
     ITEMS NOT AFFECTING CASH
          Asset write-down -- see Notes 2 & 8                                      490,485                        0
          Financing charges payable in stock -- see Note 4                         415,878                        0
          Amortization                                                             127,753                  500,593
                                                                              ------------             ------------
                                                                                (1,500,705)              (6,009,222)
     Changes in non cash operating items                                          (190,538)                  45,605
                                                                              ------------             ------------
                                                                                (1,691,243)              (5,963,617)
                                                                              ------------             ------------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
     Issue of common shares and warrants                                                 0                1,904,378
     10% Bridge Loan Notes payable -- see Notes 4 & 5                                    0                2,500,000
     10% Promissory Notes -- see Notes 4 & 6                                     1,000,000                        0
     Special Notes -- see Note 7                                                         0                  140,000
                                                                              ------------             ------------
                                                                                 1,000,000                4,544,378
                                                                              ------------             ------------
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     (Purchase) of capital assets                                                        0               (2,117,997)
     Sale of assets -- see Notes 2 & 8                                             753,000                        0
                                                                              ------------             ------------
                                                                                   753,000               (2,117,997)
                                                                              ------------             ------------

INCREASE (DECREASE) IN CASH DURING PERIOD                                           61,757               (3,537,236)

CASH, BEGINNING OF PERIOD                                                          147,590                4,341,243
                                                                              ------------             ------------
CASH, END OF PERIOD                                                        $       209,347          $       804,007
                                                                              ============             ============

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                          PAGE 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)


NOTE 1: The Consolidated Financial Statements are for the three-month and year-to-date period ended 31 July 1998 pertaining to the current fiscal year ending 31 January 1999 ("Fiscal 1999"), and the three-month and year-to-date period ended 31 July 1997 pertaining to the fiscal year ended 31 January 1998 ("Fiscal 1998"), and include the results of operations of Power Plus Corporation and its wholly-owned subsidiaries Power Plus USA, Inc. ("PPUSA") and Power Plus Canada, Inc. ("PPCan"), (collectively, the "Company").

NOTE 2: On 31 January 1998, PPUSA made a voluntary assignment under Chapter 11 of the US Bankruptcy code and, on 29 June 1998, certain assets of PPUSA were sold. On 8 May 1998, PPCan filed a Notice of Intention to Make a Proposal pursuant to ?50.4(1) of the Bankruptcy and Insolvency Act Canada. The insolvency of PPUSA and
              -----------------------------
              PPCan results from the Company's inability to continue funding start-up operations, pending attaining critical mass and profitability.

NOTE 3: In the opinion of management, the Consolidated Balance Sheet as at 31 July 1998 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and year-to-date periods ended 31 July 1998 and 1997, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

              The Consolidated Balance Sheet as at 31 July 1998 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and year-to-date periods ended 31 July 1998 and 1997 are unaudited. The Consolidated Balance Sheet for Fiscal 1998 was audited and reported to shareholders. These interim quarterly Consolidated Financial Statements and notes do not contain certain information included in the Company's annual consolidated financial statements and the notes thereto.

NOTE 4: Interest payable on the 10% Bridge Loan Notes, 10% Promissory Notes and 10% Special Notes is payable in arrears at the time of repayment or conversion by the issuance of common shares. The 10% Bridge Loan Notes and 10% Special Notes and the interest accrued and payable thereon were converted into common shares. (See Notes 5 and 7 below.)

NOTE 5: During Fiscal 1998, the Company executed and delivered certain promissory notes (the "Bridge Loan Notes") evidencing an aggregate principal amount of $4,081,500 in unsecured loans advanced to the Company and bearing interest at an annual rate of 10% pending implementation of a bona fide reorganization of the financial affairs of the Company. Effective 24 July 1998, the Bridge Loan Notes together with interest thereon and bonus were converted into 3,771,858 common shares on the basis of a conversion price of $1.25 per common share.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                          PAGE 7


NOTE 6: The Company has executed promissory notes evidencing indebtedness in the aggregate principal amount of $2,900,000 of unsecured loans advanced to the Company and bearing interest payable on maturity at an annual rate of 10%. The holders of these promissory notes have agreed that these unsecured loans will be replaced by 10% first fixed and floating charge secured debentures maturing 31 January 2001 with interest accruing and payable upon maturity. This replacement is expected to be completed during Q3 of Fiscal 1999. The Company executed additional promissory notes on similar terms and conditions for $180,000 subsequent to the period ended 31 July 1998.

NOTE 7: The Company completed a $6 million 10% convertible fixed and floating charge Special Notes private placement debt financing during Fiscal 1997. Effective 4 March 1998, the Special Notes were converted into 5,080,767 common shares on the basis of a conversion price of $1.25 per common share.

NOTE 8: On 29 June 1998, the Company realized on its security pertaining to PPUSA's indebtedness and foreclosed on the remaining assets of PPUSA. With the operations of PPUSA ceased, the Company sold certain of PPUSA's capital assets, including its list of pager customers, to an arm's length party for cash consideration of US$125,000 and the assumption of certain liabilities. The remaining capital assets of PPUSA, consisting primarily of store fixtures and leasehold improvements, were abandoned where situated at various locations to offset existing liabilities to landlords. Accordingly, PPUSA no longer carries on business in the United States.

              On 8 May 1998, PPCan filed a Notice of Intention to Make a Proposal pursuant to (S).50.4(1) of the Bankruptcy and Insolvency
                                                     -------------------------
              Act Canada. The Company is the secured creditor of PPCan. The
              ---
              Proposal was approved at the meeting of creditors held on 11 September 1998, and court approval of the Proposal is pending. The Proposal highlighted that:

              a)  PPCan continues to operate the business as a going concern;
                  and,
              b) the Company and PPCan entered into a Letter of Intent with an arm's length party concerning the proposed sale of PPCan. In accordance with the Letter, the purchasing party proposes to acquire all the issued and outstanding shares of PPCan (the "PPCan Sale"). The PPCan Sale is subject to a definitive agreement being finalized, satisfaction of ongoing due diligence and court approval of the Proposal. The Company has agreed to postpone up to $435,000 of PPCan's secured indebtedness for the benefit of the creditors of the Proposal. PPCan proposes to cause this amount to be paid into a fund to be managed by its Trustee for the benefit of its creditors, subject to the funds being available from the PPCan Sale.

              Accordingly, these interim financial statements reflect the write-down of assets in the amount of $490,485, the wind-up of PPUSA's operations, the reduction in PPCan's operations, and report other accounting adjustments that are required to conform to generally accepted accounting principles applicable in the circumstances. In so doing, a non-cash gain on the abandonment of PPUSA of $2,899,033 is reported, representing the effect of reversing its obligations to arm's length creditors. The implementation of the Proposal, including the payment of the dividend from the fund to the creditors of PPCan, would have the effect of substantially reducing the amount of accounts payable reported herein.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                          PAGE 8

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

     The Company, commensurate with its role of an investment banker, proposed a reorganization plan1 to shareholders for their approval at a meeting of the members held on 24 July 1996 (the "1996 Reorganization Plan"). With shareholders' approval to the proposed reorganization, new management formulated its operating and financing plan, PLAN 2000.

     In July 1996, Power Plus USA, Inc. ("PPUSA"), a wholly owned subsidiary of the Company, commenced implementing its plan for launching the US Powerful Stuff chain. Effective 1 September 1996, PPUSA launched its wireless airtime rebilling business by purchasing more than 20,000 pager customers under existing contracts and the entitlement to the related future wireless (pager/beeper airtime) rebilling revenue from Consumer Electronics Specialty Stores, Inc. ("CESS"), located in Sarasota, Florida. The US retail chain grew to 44 stores and the airtime rebilling business grew by nearly 50% over the next 18 months. Despite these accomplishments, the lack of timely financing, in accordance with PLAN 2000, to support the ongoing operations and growth caused PPUSA to seek protection under Chapter 11 of the US Bankruptcy Code on 31 January 1998. The Company sold certain of
            ---------------
     PPUSA's capital assets, including its list of pager customers, to an arm's-length party and on 29 June 1998, and PPUSA ceased carrying on the business.

     In September 1996, the Company launched its Canadian Powerful Stuff chain through its wholly owned subsidiary Power Plus Canada, Inc., ("PPCan")2. The immediate expansion thrust was concentrated in Ontario, where the chain grew to 18 stores, although plans foresaw the addition of several store locations in British Columbia and Alberta. However, resulting from the same capital constraint, on 8 May 1998 PPCan sought protection by filing a Notice of Intention to File a Proposal to Creditors ("Proposal") under Part
     ---------------------------------------------------
     III Division I of the Bankruptcy and Insolvency Act Canada. PPCan remained
                           -----------------------------
     in possession of its assets. On 26 November 1998 the Company sold the shares of PPCan and certain intellectual properties to a third party that conducted a similar business in Canada.


------------------

/1/ The 1996 Reorganization Plan was conceived during Fiscal 1996 and flushed out during Q1 and Q2 of Fiscal 1997. It has two parts. The first was PLAN 2000, the Company's 5-year business plan prescribing how the Company proposed to build its business to excess of 1000 stores. The second was the Financing Plan that set out the manner in which the Company proposed to fund for this growth by raising new capital over the first three years, until critical mass and financial self-sufficiency was achieved. The stores operated from leased premises that ranged from 150 to 700 square feet in major enclosed shopping malls in the U.S. and Canada. They sold portable energy, wireless communication products and services (beepers,, cellular phones, personal communication systems and related service contracts) and hand-held electronic communications, entertainment, business and lifestyle products.

/2/ Since its acquisition in December 1998, PPCan, formerly 385729 Alberta Inc., had been inactive and did not commence to carry on business until September 1996.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                          PAGE 9


     All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA, respectively, and these subsidiaries owned all of the capital assets employed in carrying on the retail businesses. Accordingly, at 31 October 1998 the Company had neither ongoing retail operations nor operating assets.

     The Company is currently undergoing a reorganization, implementing its 1999 Reorganization Plan which management considers in the best interests of the Company (for more details see ITEM 4(2) -- Submission of Matters to a Vote
                                                -------------------------------
     of Security Holders in the FORM 10K - Fiscal 1998, representing the year
     -------------------
     ended 31 January 1998 as previously filed). In summary, the shareholders resolved as to the following matters:
     1. To change the name of the Company to PPC Capital Corp;
     2. To authorize the consolidation of the common shares of the Company on the basis of one (1) common share for each five (5) common shares heretofore outstanding;
     3. To authorize a reduction of the stated capital of the Company by $20,700.000;
     4. To authorize the conversion of secured debt of the Company in an amount of up to $5,000,000 into post-consolidation common shares of the Company at a conversion price of $0.10 per post-consolidation common share;
     5. To authorize the conversion of certain other debts of the Company in an amount of up to $340,000 into post-consolidation common shares at a conversion price of $0.10 per post-consolidation share; and,
     6. To approve the payment of a finder's fee in the amount of $121,230 by issuing up to 1,121,230 post-consolidation common shares at a conversion price of $0.10 per post-consolidation common share.

     Upon regulatory approval and implementation of the 1999 Reorganization Plan, the Company intends to aggressively pursue diversified investment opportunities targeted to maximize shareholder value.

     While management cannot give any assurances as to the future outlook for the Company, formal application has been made to seek the conditional approval of The Alberta Stock Exchange for the 1999 Reorganization Plan as approved by the shareholders. The name change and share consolidation will not be implemented until the required regulatory approval is obtained, which is anticipated to be during the first quarter ending 30 April 1999, of Fiscal 2000 ending 31 January 2000. During this same period, the Company will be proceeding to prepare and finalize its audited financial statements for the fiscal year ended 31 January 1999 ("Fiscal 1999"), while at the same time seeking a professional opinion3 as to the extent and applicability of its substantial tax loss carry forwards. Only upon approval and implementation of the 1999 Reorganization Plan and the finalization of Fiscal 1999's financial statements and the tax loss opinion, will the Company be in a position to pursue investment opportunities. In management's opinion, the tax loss carry forwards are expected to represent a significant asset for the Company which is anticipated to be material in attracting a suitable candidate for purposes of restructuring its business affairs.

     In the circumstances of these reorganizational proceedings, The Alberta Stock Exchange is conducting a review of the financial affairs of the Company in order to ascertain as to whether the Company meets minimum listing requirements. In the event the Company is unable to satisfy The Alberta Stock Exchange as to compliance with minimum listing requirements on or before 30 April 1999, the Common Shares could face a suspension from trading. In the event of any such suspension, the Company is in no way impaired from continuing on with its day-to-day operations in seeking out new investment op-

-------------------
/3/ See Note 10 in the Notes to the audited Consolidated Financial Statements - Fiscal 1998, in the Form 10-K - Fiscal 1998.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 10


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

         Despite management's best efforts to act responsibly during this period of uncertainty, these times ultimately called for strong preservation measures. Consequently, on 31 January 1998, PPUSA sought protection under Chapter 11 of the US Bankruptcy Code. The Company was the largest
                                    ---------------
         and only secured creditor of PPUSA, which remained in possession of its assets. With 44 stores then open, down from a peak of 63 stores at the end of Q3 - Fiscal 1998, the continued prejudicial delays in completing planned financings prohibited further expansion.

         With no expectation of any short-term improvement in this crisis, the Company subsequently announced on 8 May 1998 that PPCan had also sought protection from creditors by filing a Proposal under the Bankruptcy and
                                                                  --------------
         Insolvency Act Canada. The Company was the largest and only secured
         --------------
         creditor of PPCan. PPCan remained in possession of its assets pending a determination as to whether the operations could be refinanced or sold as a going concern.

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

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 11


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

         Therefore, the business results for both the quarter and year-to-date periods for Fiscal 1999 are anomalous to PLAN 2000 and not comparable to the past. Accordingly, comparisons, in-depth discussion and analysis are rendered meaningless and unwarranted. Notwithstanding, the following limited discussion and analysis should be read in conjunction with the audited Annual Consolidated Financial Statements and the Notes thereto contained in the SEC FORM 10K - Fiscal 1998 filing, representing the year ended 31 January 1998.

     2) CONSIDERATION OF BUSINESS RESULTS FOR Q2 AND YEAR TO DATE PERIODS IN FISCAL 1999 AND THE COMPARABLE PERIODS IN FISCAL 1998

         The following table sets forth certain items reflected in the Company's unaudited consolidated statement of operations expressed as percentages of sales:

                                                                          Expressed as a
                                                                        Percentage of Sales
                                                                      (period ended 31 July)
                                                        ----------------------------------------------------
                                                              Three months         Six months year to date
                                                        ----------------------------------------------------
                                                            1998         1997         1998         1997
                                                        ----------------------------------------------------
             Cost of sales                                   117.7%        75.3%        78.3%        60.0%
             Operating, occupancy & administrative
             expenses                                        297.3%       212.0%       468.1%       175.1%
             Net loss before non cash gain on windup         315.0%       187.3%       446.4%       135.1%

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

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 12


         essentially fixed costs and incurred as long as a location is open, were uneconomic and too onerous, especially in light of the decreasing gross profit.

         The sought-after reduction in Operating and Administration Expenses was partially nullified by accounting adjustments for reserves made primarily to PPUSA's balance sheet in concert with its Chapter 11 filing and also the professional fees, and termination and severance pays to employees incurred therewith, and PPCan in accordance with the terms of the sale. A significant decrease in operating and occupancy expenses resulted from the closure and abandon of most store locations. Commensurate with its Chapter 11 filing at the end of Fiscal 1998, PPUSA vacated all stores that were not located in Florida. During Q1 and Q2 of Fiscal 1999, PPUSA abandoned capital assets, consisting primarily of store fixtures and leasehold improvements, where situated in various locations to offset existing liabilities to landlords. Similarly, PPCan closed three non-performing stores during Q1 and eight during Q2 of FY1999, the cost of which is included in this interim financial report, to operate six stores up to the time of its sale to BPI.

         During Q2, the Company's administrative overhead decreased significantly because there were virtually no employees. Included in Administration Expenses are extraordinary professional fees and termination and severance pays to non-management employees.

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

         c) As of the date hereof, there are now 16,913,389 Common Shares of the Company currently issued and outstanding. (See the table in
             (S)3 -- Summary of changes to shares and share capital and (S).5 --
                     ----------------------------------------------
             Consolidation of Share Capital, below.)
             ------------------------------

         d) The Company has neither any share purchase warrants, nor options to purchase shares granted to any officers, directors, employees, advisors or consultants to the Company, which remain or are outstanding as of the date hereof.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 13

         e) The Company has executed promissory notes evidencing indebtedness in the aggregate principal amount of $2,900,000 of unsecured loans advanced to the Company as at FYE 1998 and bearing interest payable on maturity at an annual rate of 10%. The holders of these promissory notes have agreed that these unsecured loans will be replaced by 10% first fixed and floating charge secured debentures maturing 31 January 2001 with interest accruing and payable upon maturity. The Company executed additional promissory notes on similar terms and conditions for $216,000 subsequent to the end of this quarter. The replacement of these unsecured loans totaling $3,191,000 was completed during Q4 of Fiscal 1999. (See (S).6 - Conversion of Secured Debt, below)
              --------------------------

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

         g) Commencing in Fiscal 1996, all securities, including the Special Notes that were converted into Common Shares, were sold by private placement to accredited investors in Canada. These securities were issued pursuant to the governing securities laws in the applicable governing jurisdictions in Canada but were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption from registration contained in
              (S)4(2) of the Securities Act of 1933, as amended.
                             ----------------------

2)   UPDATE CONCERNING FINANCINGS COMMENCED FROM 1996 FINANCING PLAN

     (Please also refer to the table in (S).3 -- Summary of changes to shares
                                                -----------------------------
     and share capital, below. In addition, please refer to the FORM 10-K -
     -----------------
     Fiscal 1998 for a more detail discussion concerning changes to and arising from the 1996 Financing Plan.)

     a)  1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

         During Fiscal 1997, according to the 1996 Reorganization Plan, the Company completed the 1996 Special Warrant Private Placement Financing (the "1996 Special Warrants") of $4.5 million representing an aggregate of 2.25 million 1996 Special Warrants.

         Each 1996 Special Warrant was converted at no additional consideration into one Common Share on 31 January 1997 plus one Class B Warrant. This warrant consisted of two entitlements: firstly, entitling holders to acquire up to an aggregate of 2.25 million Common Shares at an exercise of $2.00 per share on or before 30 September 1997, representing additional potential future capital to the Company in the aggregate of up to $4.5 million; and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an aggregate of a further 2.25 million Common Shares at an exercise purchase price of $2.50 per share on or before 1 March 1998, representing additional potential future capital in the aggregate of up to $5.6 million. (See 2(c) -- Approval of Amendment to Certain
                                             --------------------------------
         Terms of Class A, Class AA, Class B and Class BB Warrants, below.)
         ---------------------------------------------------------

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

         Holders of the penalty 1996 Special Warrants were not required to pay receive the common shares included therein, but the Class B and BB Warrants attached thereto included the same exercise price, that is $2.00 per Common Share for the Class B Warrant and $2.50 per Com-

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 14


         mon for the Class BB Warrant. (See 2(c) -- Approval of Amendment to
                                                    ------------------------
         Certain Terms of Class A, Class AA, Class B and Class BB Warrants,
         -----------------------------------------------------------------
         below.)

     b) FISCAL 1997 SHARE CAPITAL REORGANIZATION & CONSOLIDATION AND EXCHANGE RIGHTS ENTITLEMENTS

         The reorganization and consolidation of the Company's outstanding share capital, according to the 1996 Reorganization Plan, occurred pursuant to a Plan of Arrangement under (S).86 of the Business Corporations Act Alberta, which had received shareholder, court and regulatory approval. In general terms, the Company reorganized and consolidated all of its issued old shares (of which 44,765,613 pre-consolidation shares4 had been issued and outstanding as of 1 November 1996) on the basis of every 20 old shares before consolidation being reorganized and consolidated into one consolidated Common Share (that is 2,238,281 post-consolidated Common Shares) and one Exchange Right. Under the terms of this consolidation, each consolidated Common Share had attached to it one exchange entitlement (the "Exchange Rights") to purchase one unit of the Company's equity (the "Exchange Rights Units") on or by 31 January 1997.

         The Exchange Rights entitled holders to purchase up to an aggregate of 2,238,281 Exchange Rights Units of the Company at an exercise price of $2.00 per unit on or before 31 January 1997, representing additional capital to the Company up to an aggregate of $4,476,562 in Fiscal 1997. (Please also refer to the table in (S)3 -- Summary of changes to shares
                                                    ----------------------------
         and share capital, below for more details concerning the exercise of
         -----------------
         Rights Entitlements and capital raised.)

         Each Exchange Rights Unit consisted of one Common Share plus one purchase warrant, hereinafter referred to as the Class A Warrants. The Class A Warrants consisted of two entitlements: firstly, entitling holders to purchase 2,238,281 Common Shares of the Company at an exercise price of $2.00 per share, on or before 30 September 1997, representing additional potential future capital to the Company up to an aggregate of $4.5 million; and, secondly, conditional upon the exercise of the Class A Warrant, a collateral warrant, the Class AA Warrant, that entitled holders to purchase up to an aggregate of a further 2,238,281 Common Shares of the Company at an exercise price of $2.50 per share on or before 1 March 1998, representing additional potential future capital to the Company in the amount of up to an aggregate of $5.6 million. (See 2(c) -- Approval of Amendment to
                                                 ------------------------
         Certain Terms of Class A, Class AA, Class B and Class BB Warrants,
         -----------------------------------------------------------------
         below.)

         Effective 31 January 1997, all the Exchange Rights were converted into 2,238,281 Common Shares and the Company received $4,476,562 in new capital. (Please also refer to the table in (S).3 -- Summary of
                                                              ----------
         changes to shares and share capital, below.)
         -----------------------------------

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

         iii) extend the Class AA Warrant Exercise Date and the Class BB Warrant Exercise Date to 30 September 1998; and

-----------------------

/4/ All references in this FORM 10K are to Common Shares outstanding post-consolidation

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 15

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

              On 24 April 1998, the Company converted the $6 million Special Notes, plus accrued and unpaid interest thereon, into 5,080,765 Common Shares at $1.25 per Common Share. (See (S).3 -- Summary of
                                                                     ----------
              changes to shares and share capital, below.)
              ---------------------------

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

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 16


     3) SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL

        The table depicts the changes to share capital following from the 1996 Reorganization Plan and to the date hereof.

        ---------------------------------------------------------------------------------------------------------------
                                                                                      SHARES      CAPITAL    TIMING
                                                                                      ------      -------    ------
        ---------------------------------------------------------------------------------------------------------------
                  ($  amounts  are  expressed  in  Canadian  Dollars  in  millions;                   COMPLETED
                  assumes maximum dilution)                                                           ---------
        ---------------------------------------------------------------------------------------------------------------
           i  CONSOLIDATED, BEGINNING SHARE CAPITALIZATION (from 44,765,613 shares on 20:1 basis):
        ---------------------------------------------------------------------------------------------------------------
              a.) Post-consolidation number of Common Shares                          2,238,281     $0.0     FY 1997
        ---------------------------------------------------------------------------------------------------------------
              b.) Capital raised from Exchange Right Units that included Class A &
                  AA  Warrants:
        ---------------------------------------------------------------------------------------------------------------
                  i)   Exchange Rights Unit converted into 1 Common Share at $2.00 &  2,238,281     $4.5     FY 1997
                       1 Class A Warrant
        ---------------------------------------------------------------------------------------------------------------
                  ii)  Class A Warrants exercised to  purchase 1 Common Share @
                       $2.00 and receive 1 Class AA Warrant (Balance  of Class A        197,456     $0.4     FY 1998
                       Warrants expired unexercised.)
        ---------------------------------------------------------------------------------------------------------------
                  iii) Class AA Warrants exercised to purchase 1 Common  Share @          4,246     $0.0     FY 1998
                       $2.50 (Balance of Class AA Warrants expired unexercised.)
        ---------------------------------------------------------------------------------------------------------------
                  iv)  Agent's Option to purchase 225,000 Common Shares at $2.00        225,000     $0.5     FY 1997
                       and receive equal number of Agent's Option Class A Warrants
        ---------------------------------------------------------------------------------------------------------------
          ii   1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING
        ---------------------------------------------------------------------------------------------------------------
              a.) Special Warrants for $2.00 that were exchanged during  first
                  quarter of Fiscal 1998 for Common Shares and an                     2,250,000     $4.5     FY 1997
                  equivalent number of Class B Warrants
        ---------------------------------------------------------------------------------------------------------------
              b.) Class B Warrants exercised to purchase one Common Share at $2.00
                  and receive one Class BB Warrant. (Balance of Class B Warrants        687,500     $1.3     FY 1998
                  and all Class BB Warrants issued expired unexercised.)
        ---------------------------------------------------------------------------------------------------------------
              c.) Penalty Special Warrants to receive 225,000 Common Shares at no
                  cost and 255,000 Class B Penalty  Warrants. (Exercised Class B        225,000     $0.0     FY 1997
                  Warrants included above.)
        ---------------------------------------------------------------------------------------------------------------
         iii    CONVERSIONS OF DEBTS INTO COMMON SHARES at $1.25 per share
        ---------------------------------------------------------------------------------------------------------------
              a.) $6 million - Special Notes (see(S)2(d) - Special Notes              5,080,767     $6.0     FY 1999
                  convertible debt financing, above)
        ---------------------------------------------------------------------------------------------------------------
              b.) $4.1 million -- Bridge Loan Notes (see(S)1)(b) - Financing          3,771,858     $4.1     FY 1999
                                                                                      ---------     ----
                  activities instigated and changes during Fiscal 1999, above)
        ---------------------------------------------------------------------------------------------------------------
           v   NUMBER OF SHARES, FULLY DILUTED/(1)/ / CASH CAPITAL RAISED            16,913,389     22.0
                                                                                     ==========     ====
        ---------------------------------------------------------------------------------------------------------------
          vi   CONVERTIBLE INDEBTEDNESS - FUTURE POTENTIAL DILUTION
        ---------------------------------------------------------------------------------------------------------------
              a.) $3 million - Secured Debt (See (S).6 - Conversion of Secured Debt, below)                  FY 2000
        ---------------------------------------------------------------------------------------------------------------
         (1) At the meeting of shareholders of the Company held on 30 January 1998, the shareholders of the Company approved the consolidation of the Company's issued and outstanding Common Shares on a ratio of 1 new common share for up to each 5 common shares outstanding. Subject to the approval of The Alberta Stock
             Exchange, it is the intention of the Company to complete this consolidation as soon as possible, with the result that the 16,913,389 Common Shares outstanding as at the record date would become
             3,382,677 common shares.
        ---------------------------------------------------------------------------------------------------------------

     4) STATED CAPITAL REDUCTION

        As proposed in the 1999 Reorganization Plan, the Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the Company pursuant to (S).36 of the Business Corporations Act Alberta, by reducing the
                         -------------------------
        stated capital of the Common Shares by an amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares would result in the reduction of the shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accu-

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 17

              rately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company. In accordance with the Plan of Arrangement incorporated in the 1996 Reorganization Plan, the Company reduced both the stated capital amount for the Common Shares and the accumulated deficit by $26,670,825, effective 31 July 1996.

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

         6)   CONVERSION OF SECURED DEBT

              i) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures were proposed to mature on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, the Company abandoned the 1998 Debentures. Subsequently, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998 with Elliott & Associates, Inc., providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. Management considered it desirable to provide for the convertibility of the Debentures, including all principal amounts advanced thereunder and interest accruing thereon, into Common Shares of the Company on the basis that the Debentures will be convertible, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share (see
                   (S)5 -- Consolidation of Share Capital, above). In view of
                           ------------------------------
                   the fact that the possible aggregate issuance of Common Shares issuable upon conversion of the

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 18


              Debentures represents over 25% of the Company's Common Shares currently issued and outstanding, shareholder approval was obtained at the 21 January 1999 meeting of the shareholders and the required approval of The Alberta Stock Exchange is pending as of the date hereof.

         ii) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the implementation of a four-tiered revised corporate finance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company is obligated to pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000. To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, subject to regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,121,230 post-consolidation common (see(S)5-- Consolidation of
                                                                ----------------
              Share Capital, above).
              -------------

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 19


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

         b.)      Reports on Form 8-K
                           None

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                   SECOND QUARTER OF FISCAL 1999
                                                                         PAGE 20


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the
                                    -------------------------------
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       POWER PLUS CORPORATION


Date:`    26 February 1999             /s/ R. BRUCE FREEMAN
                                       --------------------------------
                                       R. Bruce Freeman
                                       Vice Chairman and Chief Financial Officer

                                       (Duly authorized officer of the
                                       Registrant and its chief financial
                                       officer)