Form 10-Q
period 1998-10-31
POWER PLUS CORP
filed 1999-04-01
CIK 853444

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities
---                                                          ----------
     Exchange Act of 1934 for the quarterly period ended 31 OCTOBER 1998
     --------------------
     ("Q3", "Third Quarter" or "Quarter 3 of Fiscal 1999"), or

---  Transition report pursuant to section 13 or 15(d) of the Securities
                                                              ----------
     Exchange Act of 1934 for the Transition period from __________ to
     --------------------
     __________.

     ------------------------------------------------------------------
     Commission file number   0-18163  EDGAR Filing Number  000-18163
     ------------------------------------------------------------------
     CUSIP number           738908102  SEDAR Project Number 00004997
     ------------------------------------------------------------------

                            POWER PLUS CORPORATION

            (Exact Name of Registrant as Specified in its Charter)

  (the "REGISTRANT", or the "COMPANY", or the "CORPORATION", or "POWER PLUS")


     ---------------------------------------------------------------------------
     PROVINCE OF ALBERTA, CANADA                                      52-1976897
     (State or other jurisdiction of             (I.R.S. Employer Identification
      incorporation)                              Number)

     7850 WOODBINE AVENUE, SUITE 201,
     MARKHAM, ONTARIO, CANADA                                           L3R 0B9
     (Address of principal executive offices)                      (Postal Code)

     905-479-5683
     800-769-3733                                                  905-479-8911
     (Telephone numbers)                                            (Fax number)

     ---------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by (S)13 or (S)15(d) of the Securities Exchange Act of 1934 during
                                        -------------------------------
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No As of 26 February 1999, there were
                                      ---
16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") outstanding. (See ITEM 2. Management's Discussion and
                                             ---------------------------
Analysis of Financial Condition and Results of Operations.)
---------------------------------------------------------

POWER PLUS CORPORATION

                                   FORM 10-Q

                                     INDEX

PART I -  FINANCIAL INFORMATION
Item 1.  Consolidated Interim Financial Statements                                                       3

           Consolidated Statement of Operations
                  for the periods ended 31 October 1998 and 1997

           Consolidated Balance Sheet as at 31 October 1998 and 31 January 1998

           Consolidated Statement of Changes in Financial Position for the periods ended 31 October 1998 and 1997

           Notes to Consolidated Financial Statements



Item 2.      Management's Discussion and Analysis of                                                   8

                 Financial Condition and Results of Operations


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                                                        19

Item 2.      Changes in Securities                                                                    19

Item 3.      Defaults Upon Senior Securities                                                          19

Item 4.      Submission of Matters to a Vote of Security Holders                                      19

Item 5.      Other Information                                                                        19

Item 6.      Exhibits and Reports on Form 8-K                                                         19



Signature                                                                                             21

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    THIRD QUARTER OF FISCAL 1999
                                                                          PAGE 8


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

     In September 1996, the Company launched its Canadian Powerful Stuff chain through its wholly owned subsidiary Power Plus Canada, Inc., ("PPCan")/2/. The immediate expansion thrust was concentrated in Ontario, where the chain grew to 18 stores, although plans foresaw the addition of several store locations in British Columbia and Alberta. However, resulting from the same capital constraint, on 8 May 1998 PPCan sought protection by filing a Notice of Intention to File a Proposal to Creditors ("Proposal") under Part
     ---------------------------------------------------
     III Division I of the Bankruptcy and Insolvency Act Canada. PPCan remained
                           -----------------------------
     in possession of its assets. On 26 November 1998 the Company sold the shares of PPCan and certain intellectual properties to a third party that conducted a similar business in Canada.
-----------------

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

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    THIRD QUARTER OF FISCAL 1999
                                                                          PAGE 9

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

     The Company is currently undergoing a reorganization, implementing its 1999 Reorganization Plan which management considers in the best interests of the Company (for more details see ITEM 4(2) -- Submission of Matters to a Vote
                                                -------------------------------
     of Security Holders in the FORM 10K - Fiscal 1998, representing the year
     -------------------
     ended 31 January 1998 as previously filed). In summary, the shareholders resolved as to the following matters:

     1.       To change the name of the Company to PPC Capital Corp;
     2. To authorize the consolidation of the common shares of the Company on the basis of one (1) common share for each five (5) common shares heretofore outstanding;
     3. To authorize a reduction of the stated capital of the Company by $20,700.000;
     4. To authorize the conversion of secured debt of the Company in an amount of up to $5,000,000 into post-consolidation common shares of the Company at a conversion price of $0.10 per post-consolidation common share ;
     5. To authorize the conversion of certain other debts of the Company in an amount of up to $340,000 into post-consolidation common shares at a conversion price of $0.10 per post-consolidation share; and,
     6. To approve the payment of a finder's fee in the amount of $121,230 by issuing up to 1,121,230 post-consolidation common shares at a conversion price of $0.10 per post-consolidation common share.

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

     In the circumstances of these reorganizational proceedings, The Alberta Stock Exchange is conducting a review of the financial affairs of the Company in order to ascertain as to whether the Company meets minimum listing requirements. In the event the Company is unable to satisfy The Alberta Stock Exchange as to compliance with minimum listing requirements on or before 30 April 1999, the Common Shares could face a suspension from trading. In the event of any such suspension, the Company is in no way impaired from continuing on with its day-to-day operations in seeking out new investment op

------------------

/3/ See Note 10 in the Notes to the audited Consolidated Financial Statements - Fiscal 1998, in the FORM 10-K - Fiscal 1998.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    THIRD QUARTER OF FISCAL 1999
                                                                         PAGE 10

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

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    THIRD QUARTER OF FISCAL 1999
                                                                         PAGE 11


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

     2) CONSIDERATION OF BUSINESS RESULTS FOR Q3 AND YEAR TO DATE PERIODS IN FISCAL 1999 AND THE COMPARABLE PERIODS IN FISCAL 1998

         The following table sets forth certain items reflected in the Company's unaudited consolidated statement of operations expressed as percentages of sales:

                                                                                   Expressed as a
                                                                                 Percentage of Sales
                                                                              (period ended 31 October)
                                                                 ---------------------------------------------------
                                                                       Three months        Nine months year to date
                                                                 ---------------------------------------------------
                                                                       1998         1997        1998          1997
              Cost of sales                                            56.5%         77.6%       77.3%         63.0%
              Operating, occupancy & administrative expenses         1356.4%        272.4%       29.0%        198.4%
              Net loss including windup and sale                     1313.0%        250.0%        6.1%        162.7%

         The year to date cost of sales includes the impact of accounting reserves for cost of inventory adjustments and write-down of inventory carrying values pursuant to the closure of PPUSA and sale of PPCan, and the sell-off of merchandise previously written down. For both the quarter and year to date periods, the Company was unable to purchase merchandise inventory in suitable quantities to sustain normal sales levels. As the Company sold the merchandise inventory on hand, the average gross profit from those sales actually increased because of the change in the merchandise mix. However, the total sales and gross profit amounts decreased to become insignificant by comparison to the prior year. Declining sales meant store operating overhead became uneconomic because both the cost of direct labor (despite management's attention to minimize labor hours while still meeting the minimum lease requirements for store operating hours) and store rent, which are essentially fixed costs and incurred as long as a location is open, were uneconomic and too onerous, especially in light of the decreasing gross profit.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    THIRD QUARTER OF FISCAL 1999
                                                                         PAGE 12


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

   C)  LIQUIDITY AND CAPITAL RESOURCES

       See the Notes to the Consolidated Financial Statements (unaudited)
               ----------------------------------------------
       included with these materials.

       1)FINANCING ACTIVITIES INSTIGATED AND CHANGES DURING FISCAL 1999

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

       c) As of the date hereof, there are now 16,913,389 Common Shares of the Company currently issued and outstanding. (See the table in (S)3 -- Summary of changes to shares and share capital and ss.5 --
          ----------------------------------------------
          Consolidation of Share Capital, below.)
          ------------------------------

       d) The Company has neither any share purchase warrants, nor options to purchase shares granted to any officers, directors, employees, advisors or consultants to the Company, which remain or are outstanding as of the date hereof.

       e) The Company has executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,155,000 of unsecured loans advanced to the Company as at FYE 1998 and bearing interest payable on maturity at an annual rate of 10%. The holders of these promissory notes have agreed that these unsecured loans will be replaced by 10% first fixed and floating charge secured debentures maturing 31 January 2001 with interest accruing and pay-

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    THIRD QUARTER OF FISCAL 1999
                                                                         PAGE 13


          able upon maturity. The Company executed additional promissory notes on similar terms and conditions for $36,000 subsequent to the period end. This replacement of these unsecured loans totaling $3,191,000 was completed during Q4 of Fiscal 1999. (See (S)6 - Conversion of Secured
                                                          ---------------------
          Debt, below)
          ----
       f) Interest due on the 10% Bridge Loan Notes, 10% Promissory Notes and 10% Special Notes is payable in arrears at the time of repayment or conversion by the issuance of common shares. The 10% Bridge Loan Notes and 10% Special Notes plus the interest accrued and payable thereon were converted into Common Shares.

       g) Commencing in Fiscal 1996, all securities, including the Special Notes that were converted into Common Shares, were sold by private placement to accredited investors in Canada. These securities were issued pursuant to the governing securities laws in the applicable governing jurisdictions in Canada but were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption from registration contained in (S)4(2) of the
          Securities Act of 1933, as amended.
          ----------------------

   2) UPDATE CONCERNING FINANCINGS COMMENCED FROM 1996 FINANCING PLAN

      (Please also refer to the table in (S)3 -- Summary of changes to shares
                                                  ----------------------------
      and share capital, below. In addition, please refer to the FORM 10-K -
      -----------------
      Fiscal 1998 for a more detail discussion concerning changes to and arising from the 1996 Financing Plan.)

      a)  1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING

          During Fiscal 1997, according to the 1996 Reorganization Plan, the Company completed the 1996 Special Warrant Private Placement Financing (the "1996 Special Warrants") of $4.5 million representing an aggregate of 2.25 million 1996 Special Warrants.

          Each 1996 Special Warrant was converted at no additional consideration into one Common Share on 31 January 1997 plus one Class B Warrant. This warrant consisted of two entitlements: firstly, entitling holders to acquire up to an aggregate of 2.25 million Common Shares at an exercise of $2.00 per share on or before 30 September 1997, representing additional potential future capital to the Company in the aggregate of up to $4.5 million; and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an aggregate of a further 2.25 million Common Shares at an exercise purchase price of $2.50 per share on or before 1 March 1998, representing additional potential future capital in the aggregate of up to $5.6 million. (See 2(c) -- Approval
                                                                       --------
          of Amendment to Certain Terms of Class A, Class AA, Class B and Class
          ---------------------------------------------------------------------
          BB Warrants, below.)
          -----------

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

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    THIRD QUARTER OF FISCAL 1999
                                                                         PAGE 14

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

          The Exchange Rights entitled holders to purchase up to an aggregate of 2,238,281 Exchange Rights Units of the Company at an exercise price of $2.00 per unit on or before 31 January 1997, representing additional capital to the Company up to an aggregate of $4,476,562 in Fiscal 1997. (Please also refer to the table in (S)3 -- Summary of changes to
                                                           ---------------------
          shares and share capital, below for more details concerning the
          ------------------------
          exercise of Rights Entitlements and capital raised.)

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

          Effective 31 January 1997, all the Exchange Rights were converted into 2,238,281 Common Shares and the Company received $4,476,562 in new capital. (Please also refer to the table in (S)3 -- Summary of changes
                                                              ------------------
          changes to shares and share capital, below.)
          -----------------------------------

       c) APPROVAL OF AMENDMENT TO CERTAIN TERMS OF CLASS A, CLASS AA, CLASS B & CLASS BB WARRANTS

          The Company obtained shareholder approval on 30 January 1998 to amend the conversion price of all outstanding warrants to $1.25 per common share and to extend the period of time for exercise of such outstanding warrants as follows:

          i) extend the Class A Warrant Exercise Date and Class B Warrant Exercise Date until 30 June 1998;
          ii) reduce the exercise price of the Class A Warrants and the Class B Warrants from $2.00 per common share to $1.25 per common share;
          iii) extend the Class AA Warrant Exercise Date and the Class BB Warrant Exercise Date to 30 September 1998; and
          iv) reduce the exercise price of the Class AA Warrants and the Class BB Warrants from $2.00 per common share to $1.25 per common share.

          All other terms and conditions remained the same.

          However, despite these amendments and the best efforts of management, because of the ongoing degeneration of the junior capital markets no

----------------
/4/ All references in this FORM 10K are to Common Shares outstanding post-consolidation

                                                                      FORM 10-Q
POWER PLUS CORPORATION                             THIRD QUARTER OF FISCAL 1999
                                                                        PAGE 15


          additional capital was raised. Accordingly, all entitlements attributed to these warrants expired 30 September 1998. d)

       d) SPECIAL NOTES CONVERTIBLE DEBT FINANCING

          In March 1996, according to the 1996 Reorganization Plan, the Company received approval for a $6 million 5-year 10% Special Note private placement offering which was subsequently increased by $5 million in June 1997 to become $11 million 10% Special Notes. During Fiscal 1997, the Company completed $6 million placement in two closings. Each $1,000 principal amount of Special Notes was converted into an equivalent principal amount of 5-year 10% convertible fixed and floating secured debentures. Such debentures were fully secured by all the assets of Power Plus Corporation. On 24 April 1998, the Company converted the $6 million Special Notes, plus accrued and unpaid interest thereon, into 5,080,765 Common Shares at $1.25 per Common Share. (See (S)3 --Summary of changes to shares and share capital,
          below.)            ----------------------------------------------


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

                                                                      FORM 10-Q
POWER PLUS CORPORATION                             THIRD QUARTER OF FISCAL 1999
                                                                        PAGE 16


  3)      SUMMARY OF CHANGES TO SHARES AND SHARE CAPITAL

          The table depicts the changes to share capital following from the 1996 Reorganization Plan and to the date hereof.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                                 SHARES    CAPITAL   TIMING
                                                                                                 ------    -------   ------
--------------------------------------------------------------------------------------------------------------------------------
                  ($ amounts are expressed in Canadian Dollars in millions;                                     COMPLETED
                                                                                                                ---------
                  assumes maximum dilution)
--------------------------------------------------------------------------------------------------------------------------------
          i   CONSOLIDATED, BEGINNING SHARE CAPITALIZATION (from 44,765,613 shares on 20:1 basis):
--------------------------------------------------------------------------------------------------------------------------------
              a.) Post-consolidation number of Common Shares                                    2,238,281     $0.0   FY 1997
--------------------------------------------------------------------------------------------------------------------------------
              b.) Capital  raised from Exchange Right Units that included Class A &
                  AA Warrants:
--------------------------------------------------------------------------------------------------------------------------------
                  i)    Exchange  Rights Unit converted into 1 Common Share at $2.00 &          2,238,281     $4.5   FY 1997
                        1 Class A Warrant
--------------------------------------------------------------------------------------------------------------------------------
                  ii)   Class A Warrants exercised to purchase 1 Common Share @
                        $2.00 and receive 1 Class AA Warrant (Balance  of Class A                 197,456     $0.4   FY 1998
                        Warrants expired unexercised.)
--------------------------------------------------------------------------------------------------------------------------------
                  iii)  Class AA Warrants exercised to purchase 1 Common Share @                    4,246     $0.0   FY 1998
                        $2.50 (Balance of Class AA Warrants expired unexercised.)
--------------------------------------------------------------------------------------------------------------------------------
                  iv)   Agent's  Option to purchase  225,000 Common Shares at $2.00               225,000     $0.5   FY 1997
                        and receive equal number of Agent's Option Class A Warrants
--------------------------------------------------------------------------------------------------------------------------------
          ii  1996 SPECIAL WARRANT PRIVATE PLACEMENT FINANCING
--------------------------------------------------------------------------------------------------------------------------------
              a.) Special Warrants for $2.00 that were exchanged during first
                  quarter of Fiscal 1998 for Common Shares and an equivalent                    2,250,000     $4.5   FY 1997
                  number of Class B Warrants
--------------------------------------------------------------------------------------------------------------------------------
              b.) Class B Warrants exercised to purchase one Common Share at $2.00
                  and receive one Class BB Warrant.  (Balance of Class B Warrants                 687,500     $1.3   FY 1998
                  and all Class BB Warrants issued expired unexercised.)
--------------------------------------------------------------------------------------------------------------------------------
              c.) Penalty Special Warrants to receive 225,000 Common Shares at no
                  cost and 255,000 Class B Penalty Warrants.  (Exercised Class B                  225,000     $0.0   FY 1997
                  Warrants included above.)
--------------------------------------------------------------------------------------------------------------------------------
         iii  CONVERSIONS OF DEBTS INTO COMMON SHARES at $1.25 per share
--------------------------------------------------------------------------------------------------------------------------------
              a.) $6  million  -  Special Notes (see (S) 2(d)  -  Special Notes                 5,080,767     $6.0   FY 1999
                  convertible debt financing, above)
--------------------------------------------------------------------------------------------------------------------------------
              b.) $4.1  million  --  Bridge Loan Notes (see (S)1) (b) -  Financing              3,771,858     $4.1   FY 1999
                                                                                                ---------     ----
                  activities instigated and changes during Fiscal 1999, above)
--------------------------------------------------------------------------------------------------------------------------------
         v    NUMBER OF SHARES, FULLY DILUTED (1) / CASH CAPITAL RAISED                        16,913,389     22.0
                                                                                               ==========     ====
--------------------------------------------------------------------------------------------------------------------------------
         vi   CONVERTIBLE INDEBTEDNESS - FUTURE POTENTIAL DILUTION
--------------------------------------------------------------------------------------------------------------------------------
              a.) $3 million - Secured Debt (see (S) 6 - Conversion of Secured Debt, below)                          FY 2000
--------------------------------------------------------------------------------------------------------------------------------

         (1) At the meeting of shareholders of the Company held on 30 January 1998, the shareholders of the Company approved the consolidation of the Company's issued and outstanding Common Shares on a ratio of 1 new common share for up to each 5 common shares outstanding. Subject to the approval of The Alberta Stock Exchange, it is the intention of the Company to complete this consolidation as soon as possible, with the result that the 16,913,389 Common Shares outstanding as at the record date would become 3,382,677 common shares.
         -----------------------------------------------------------------------

  4)     STATED CAPITAL REDUCTION
         As proposed in the 1999 Reorganization Plan, the Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the Company pursuant to ss.36 of the Business Corporations Act Alberta, by reducing the
                         -------------------------
         stated capital of the Common Shares by an amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares would result in the reduction of the shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accu-

                                                                      FORM 10-Q
POWER PLUS CORPORATION                             THIRD QUARTER OF FISCAL 1999
                                                                        PAGE 17


         rately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

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

  6)     CONVERSION OF SECURED DEBT
         i) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures were proposed to mature on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, the Company abandoned the 1998 Debentures. Subsequently, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998 with Elliott & Associates, Inc., providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. Management considered it desirable to provide for the convertibility of the Debentures, including all principal amounts advanced thereunder and interest accruing thereon, into Common Shares of the Company on the basis that the Debentures will be convertible, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share (see (S)5 -- Consolidation of
                                                               ----------------
              Share Capital, above). In view of the fact that the possible
              -------------
              aggregate issuance of Common Shares issuable upon conversion of the

                                                                      FORM 10-Q
POWER PLUS CORPORATION                             THIRD QUARTER OF FISCAL 1999
                                                                        PAGE 18


              Debentures represents over 25% of the Company's Common Shares currently issued and outstanding, shareholder approval was obtained at the 21 January 1999 meeting of the shareholders and the required approval of The Alberta Stock Exchange is pending as of the date hereof.

         ii) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the implementation of a four-tiered revised corporate finance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company is obligated to pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000. To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, subject to regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,121,230 post-consolidation common (see (S) 5 -- Consolidation
                                 -------------
              of Share Capital, above).
              ----------------

                                                                      FORM 10-Q
POWER PLUS CORPORATION                             THIRD QUARTER OF FISCAL 1999
                                                                        PAGE 19


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  Not applicable.

ITEM 5.  OTHER INFORMATION.

         On November 27, 1998, the Company announced the completion of the sale of the Company's wholly-owned Canadian operating subsidiary, Power Plus Canada, Inc., for an undisclosed sum to Battery Plus Inc. of Mississauga, Ontario. The Company previously announced on May 8, 1998, that Power Plus Canada, Inc. had sought protection, filing a Notice of Intention to make a proposal to creditors under Part III Division I of the Bankruptcy and Insolvency Act. On September 11, 1998, the creditors of Power Plus Canada, Inc. accepted the proposal made and the required court approval was subsequently obtained by order dated October 7, 1998, satisfying certain pre-conditions to the Company's sale of Power Plus Canada, Inc. completed November 27, 1998. As a result, all claims of the creditors of Power Plus Canada, Inc. as compromised will now be fully satisfied.

                                                                      FORM 10-Q
POWER PLUS CORPORATION                             THIRD QUARTER OF FISCAL 1999
                                                                        PAGE 20


         The Company also previously announced on February 4, 1998, that its wholly-owned US operating subsidiary, Power Plus USA, Inc., had sought protection, filing a Chapter 11 Voluntary Petition under the United
                                                                      ------
         States Bankruptcy Code. Pursuant to these proceedings, the Company has
         ----------------------
         sold the assets of Power Plus USA, Inc. for an undisclosed sum.

         The Company has set a meeting of shareholders to be held on January 21, 1999, to consider, amongst other matters, reorganizational proceedings which management considers in the best interests of the Company, including a name change to "PPC Capital Corp." Upon approval and implementation of reorganizational proceedings, the Company will aggressively pursue diversified investment opportunities targeted to maximize shareholder value.

         As part of its reorganizational proceedings, the Company, effective July 24, 1998, completed the conversion of certain promissory notes it had executed and delivered (the "Bridge Loan Notes") evidencing an aggregate principal amount of $4,081,500 in unsecured loans advanced to the Company and bearing interest at an annual rate of 10%, the conversion being at $1.25 per common share. The Company, therefore, issued 3,771,858 common shares as payment in full of all obligations under the Bridge Loan Notes. The Company also previously announced on April 24, 1998, that it had completed the conversion of its $6 million, 10% fixed and floating charge secured special promissory notes debentures, converted at $1.25 per common share, resulting in the issuance of 5,080,765 common shares of the Corporation. As a result, 16,913,395 common shares of the Company are issued and outstanding as of November 27, 1998. The Company has no classes of share purchase warrants remaining outstanding and there are no options to purchase shares granted to any officers, directors, employees, advisors or consultants to the Corporation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.)   Exhibits
                   Exhibit 27  --  Financial data schedule

         b.)   Reports on Form 8-K

                   None

                                                                      FORM 10-Q
POWER PLUS CORPORATION                             THIRD QUARTER OF FISCAL 1999
                                                                        PAGE 21


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



                                      POWER PLUS CORPORATION



Date:   26 February 1999              /S/ R. BRUCE FREEMAN
                                      ----------------------------------
                                      R. Bruce Freeman
                                      Vice Chairman and Chief Financial Officer

                                      (Duly authorized officer of the Registrant
                                            and its chief financial officer)

                                                                       FORM 10-Q
POWER PLUS CORPORATION                              THIRD QUARTER OF FISCAL 1999
                                                                          PAGE 3



                         PART 1-FINANCIAL INFORMATION

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

                                     THIRD QUARTER
                            (period ended 31 October 1998)
                                      FISCAL 1999


CONSOLIDATED STATEMENT OF OPERATIONS  (UNAUDITED)

 (Amounts are expressed in Canadian Dollars)                                         NINE-MONTH AND YEAR-TO-DATE
                                                         THREE MONTHS ENDED 31 OCTOBER         PERIOD ENDED 31 OCTOBER
                                                        ------------------------------------------------------------------
                                                               1998          1997                  1998            1997
                                                        ------------------------------------------------------------------
SALES                                                      $     30,523    $  1,519,355    $    598,315    $  6,337,332
Cost of sales                                                    17,250       1,179,666         461,995       4,072,820
                                                           ------------    ------------    ------------    ------------
GROSS PROFIT                                                     13,273         339,689         136,320       2,264,512
EXPENSES
   Operating and administration                                  79,596       3,789,733       2,193,883      11,583,778
   Asset write-down -- see Notes 2 & 8                                0               0         490,485               0
   Financing  charges  payable in stock -- see Note 4            76,927               0         492,805               0
   Amortization                                                       0         348,846         127,753         989,439
                                                           ------------    ------------    ------------    ------------
(LOSS) FROM OPERATIONS                                         (143,251)     (3,798,890)     (2,678,122)    (10,308,705)
Non-cash  gain/(loss)  from abandonment and sale
 of subsidiaries - see Notes 2 & 8                             (257,506)              0       2,641,527               0
                                                           ------------    ------------    ------------    ------------
PROFIT (LOSS) FROM OPERATIONS                                  (400,756)     (3,798,890)        (36,544)    (10,308,705)
Deficit, beginning of period                                 23,871,785      11,733,967      24,235,997       5,224,152
                                                           ------------    ------------    ------------    ------------
DEFICIT, END OF PERIOD                                     $ 24,372,591    $ 15,532,857    $ 24,372,591    $ 15,532,857
                                                           ============    ============    ============    ============

EARNINGS PER SHARE                                         $      (0.02)   $      (0.48)   $       0.00    $      (1.62)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   16,913,389       7,843,248      13,634,123       6,271,164

                                                                       FORM 10-Q
POWER PLUS CORPORATION                              THIRD QUARTER OF FISCAL 1999
                                                                          PAGE 4

CONSOLIDATED BALANCE SHEET
  (Amounts are expressed in Canadian Dollars)                              ---------------------------------------------------------
                                                                                     31 October 1998        31 January 1998
                                                                           ---------------------------------------------------------
                                                                                        (unaudited)            (audited)
                                                  ASSETS
     Current Assets
          Cash and cash equivalents                                                      $209,473                 $147,590
          Accounts receivable                                                           1,210,455                  342,842
          Inventory                                                                        65,348                  756,375
          Prepaid expenses                                                                 24,260                   68,907
                                                                                     ------------             ------------
                                                                                        1,509,536                1,315,714
     Capital assets, net                                                                  311,125                1,288,846
     Deferred charges, net                                                                      0                  253,680
     Other assets, net                                                                          0                  546,328
                                                                                     ------------             ------------
                                                                                       $1,820,661               $3,404,568
                                                                                     ============             ============

                                                   LIABILITIES
     Current Liabilities
          Accounts payable and accrued liabilities                                     $1,983,743               $4,972,867
                                                                                     ------------             ------------
     Long-term Liabilities
          Accrued interest payable on long-term debt on maturity -- see Note 4            228,626                  762,944
          Special Notes -- see Note 7                                                           0                5,020,000
          10% Bridge Loan Notes payable -- see Notes 4 & 5                                      0                4,081,250
          10% Promissory Notes -- see Notes 4 & 6                                       3,155,000                1,900,000
                                                                                     ------------             ------------
                                                                                        3,383,626               11,764,194
                                                                                     ------------             ------------
                                                                                        5,367,369               16,737,060
                                                                                     ------------             ------------

                                            SHAREHOLDERS' EQUITY
     Share capital -- see Notes 4, 5 & 7                                               20,725,833                9,577,678
     Convertible component of Special Notes -- see Note 7                                       0                1,400,000
     Deficit                                                                          (24,272,541)             (24,310,170)
                                                                                     ------------             ------------
                                                                                       (3,546,708)             (13,332,493)
                                                                                       $1,820,661               $3,404,568
                                                                                     ============             ============

                                                                       FORM 10-Q
POWER PLUS CORPORATION                              THIRD QUARTER OF FISCAL 1999
                                                                          PAGE 5

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION  (UNAUDITED)

  (Amounts are expressed in Canadian Dollars)                                              NINE-MONTH AND YEAR-TO-DATE

                                                                                             PERIOD ENDED 31 OCTOBER
                                                                                  -------------------------------------------
                                                                                          1998                   1997
                                                                                  -------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
     (LOSS) FROM OPERATIONS                                                            $ (2,678,072)          $(10,308,705)
     ITEMS NOT AFFECTING CASH
          Asset write-down -- see Notes 2 & 8                                               490,485                      0
          Financing charges payable in stock -- see Note 4                                  492,805                      0
          Amortization                                                                      127,753                779,439
                                                                                       ------------           ------------
                                                                                         (1,567,029)            (9,529,266)
                                                                                       ------------
     CHANGES IN NON CASH OPERATING ITEMS                                                   (317,255)             1,046,401
                                                                                       ------------           ------------
                                                                                         (1,884,284)            (8,482,865)
                                                                                       ------------           ------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Issue of common shares and warrants                                                             0              1,904,378
  10% Bridge Loan Notes payable -- see Notes 4 & 5                                                0              4,356,398
  10% Promissory Notes -- see Notes 4 & 6                                                 1,255,000                      0
  Special Notes -- see Note 7                                                                     0                210,000
                                                                                       ------------           ------------
                                                                                          1,255,000              6,470,776
                                                                                       ------------           ------------

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
     (Purchase) of capital assets                                                                 0             (1,793,795)
     Sale of assets -- see Notes 2 & 8                                                      753,000                      0
                                                                                       ------------           ------------
                                                                                            753,000             (2,117,997)
                                                                                       ------------           ------------
INCREASE (DECREASE) IN CASH DURING PERIOD                                                   123,716             (3,805,884)
CASH, BEGINNING OF PERIOD                                                                   147,590              4,341,243
                                                                                       ------------           ------------
CASH, END OF PERIOD                                                                    $    209,473           $    535,359
                                                                                       ============           ============

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    THIRD QUARTER OF FISCAL 1999
                                                                          PAGE 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1: The Consolidated Financial Statements are for the three-month and year-to-date period ended 31 October 1998 pertaining to the current fiscal year ending 31 January 1999 ("Fiscal 1999"), and the three-month and year-to-date period ended 31 October 1997 pertaining to the fiscal year ended 31 January 1998 ("Fiscal 1998"), and include the results of operations of Power Plus Corporation and its wholly-owned subsidiaries Power Plus USA, Inc. ("PPUSA") and Power Plus Canada, Inc. ("PPCan"), (collectively, the "Company").

NOTE 2: On 31 January 1998, PPUSA made a voluntary assignment under Chapter 11 of the US Bankruptcy code and, on 29 June 1998, certain assets of PPUSA were sold. On 8 May 1998, PPCan filed a Notice of Intention to Make a Proposal pursuant to (S).50.4(1) of the Bankruptcy and Insolvency Act Canada. The insolvency of PPUSA and
         -----------------------------
         sale of PPCan resulted from the Company's inability to continue funding start-up operations pending attaining critical mass and profitability. (See Item 2 - Management Discussion and Analysis.)

NOTE 3: In the opinion of management, the Consolidated Balance Sheet as at 31 October 1998 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and year-to-date periods ended 31 October 1998 and 1997, include all adjustments necessary for a fair presentation of such financial statements.
         Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

         The Consolidated Balance Sheet as at 31 October 1998 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and year-to-date periods ended 31 October 1998 and 1997 are unaudited. The Consolidated Balance Sheet for Fiscal 1998 was audited and reported to shareholders (please refer to the FORM 10-K for Fiscal 1998). These interim quarterly Consolidated Financial Statements and notes do not contain certain information included in the Company's annual consolidated financial statements and the notes thereto.

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

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    THIRD QUARTER OF FISCAL 1999
                                                                          PAGE 7





NOTE 6: Up to the end of the period, the Company has executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,155,000 of unsecured loans advanced to the Company and bearing interest payable on maturity at an annual rate of 10%. The Company executed additional promissory notes on similar terms and conditions for $36,000 subsequent to the period ended 31 October 1998. The holders agreed to the replacement of these unsecured loans totaling $3,191,000, during Quarter 4 of Fiscal 1999, by 10% first fixed and floating charge secured debentures maturing 31 January 2000 with interest accruing and payable upon maturity.

NOTE 7: The Company completed a $6 million 10% convertible fixed and floating charge Special Notes private placement debt financing during Fiscal 1997. Effective 4 March 1998, the Special Notes, together with interest thereon, were converted into 5,080,767 common shares on the basis of a conversion price of $1.25 per common share.

NOTE 8:  a)  On 29 June 1998, the Company realized on its security pertaining to
             PPUSA's indebtedness and foreclosed on the remaining assets of PPUSA. With the operations of PPUSA ceased, the Company sold certain of PPUSA's capital assets, including its list of pager customers, to an arm's length party for cash consideration of US$125,000 and the assumption of certain liabilities. The remaining capital assets of PPUSA, consisted primarily of store fixtures and leasehold improvements, were abandoned where situated at various locations to offset existing liabilities to landlords. Accordingly, PPUSA, now discharged from its Chapter 11 Petition, no longer carries on business in the US.

         b) On 8 May 1998, PPCan filed a Notice of Intention to Make a Proposal pursuant to (S).50.4(1) of the Bankruptcy and
                                                     --------------
             Insolvency Act Canada. The Company is the secured creditor of
             --------------
             PPCan. The Proposal was approved at the meeting of creditors held on 11 September 1998, and court approval of the Proposal on 7 October 1998. Pursuant to a closing date of the sale, PPCan continued to operate the business as a going concern.

         c) On 26 November 1998, the Company completed the sale of PPCan pursuant to a share purchase agreement dated 30 October 1998 between the Company and Battery Plus Inc, an arm's length party. As a result, all claims of the creditors of PPCan as compromised are now fully satisfied.

         Accordingly, these interim financial statements reflect the write-down of PPCan's assets in the amount of $490,485, the wind-up of PPUSA's operations, the reduction in PPCan's operations, and report other accounting adjustments that are required to conform to generally accepted accounting principles applicable in the circumstances. In so doing, after netting certain adjustments pertaining to the implementation of PPCan's Proposal with a gain on the abandonment of PPUSA, representing the effect of reversing its obligations to arm's length creditors, a non-cash gain of $2,641,527 is reported. The implementation of the Proposal, including the payment of the dividend from the fund to the creditors of PPCan, will have the effect of substantially reducing the amount of accounts payable reported herein.