Form 10-K
period 1999-01-31
POWER PLUS CORP
filed 1999-06-01
CIK 853444

                       SECURITIES AND EXCHANGE COMMISION
                            Washington, D.C. 20549

                                   FORM 10-K



  X    ANNUAL REPORT pursuant to(S)13 OR (S)15(d) OF THE SECURITIES EXCHANGE ACT
-----                                                ---------------------------
       OF 1934 (fee required) for the 12-month fiscal year ended 31 January 1999
       -------
       ("Fiscal 1999").


       ----------------------------------------------------------------------
        Commission file number   0-18163         CUSIP number   693501 10 8
       ----------------------------------------------------------------------

                            Power Plus Corporation

            (Exact Name of Registrant as Specified in its Charter)

             (the "Registrant", or the "Company", or "Power Plus")


         -----------------------------------------------------------------------------------------------
          Province of Alberta, Canada
          (State or other jurisdiction of inCompany)          (I.R.S. Employer Identification Number)
         -----------------------------------------------------------------------------------------------
          7850 Woodbine Avenue, Suite 201,
          Markham, Ontario, Canada                                                           L3R 0B9
          (Address of principal executive offices)                                      (Postal Code)
         -----------------------------------------------------------------------------------------------
          905-479-5683
          800-769-3733                                                                  905-479-8911
          (Telephone numbers)                                                            (Fax number)
         -----------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:                   Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of 23 April 1999, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $213,100 based upon the closing price of the shares on The Alberta Stock Exchange of $0.015 per share. As of such date, 16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") were outstanding.

Documents Incorporated by Reference:     None.

Basis of Presentation

The Company prepares its consolidated financial statements in Canadian dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

Exchange Rates

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 23 April 1999 was C$1 = US$0.67. For additional information on exchange rates see ITEM 6 -- Selected Financial Data - Exchange Rates.
              ----------------------------------------

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                          Page 3

                                    PART I

ITEM 1 -- BUSINESS

Investing is the priority for Power Plus Corporation, a public company dual listed on The Alberta Stock Exchange in Canada/1/ and the Over-The-Counter ("OTC") Electronic Bulletin Board in the United States. The primary activities of the Company fall into two categories: investing in operating companies; and, carrying on business through subsidiary operating companies. Accordingly, Power Plus Corporation has been the parent of subsidiaries that hire employees, procure merchandise for resale, purchase or build capital assets and carry on business./2/ Since its inception, Power Plus Corporation has invested in specialty retail businesses operating in Canada and the US, primarily selling batteries and battery-related products, wireless telecommunications products and portable fashion electronics.


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

In November 1992, the Company formed two US wholly owned subsidiaries. First Olympia Holdings Inc., a US limited liability company, has never been active in carrying on a business. The second, Batteries Etc., Inc. ("Etc.") was incorporated for the purpose of operating a US specialty retail business of marketing and selling batteries and certain battery-powered products. On 8 November 1994 the Company changed its name to Battery One, Inc. and its fiscal reporting period to end on 31 January/3/ instead of 30 April. During this time, the Company's business was to retail over 400 types of dry cell batteries, including common and specialized cells, and battery-powered and battery-related products through Etc. in the US and BOSI in Canada. By the last quarter of Fiscal 1996 (the year ended 31 January 1996), it had become apparent that on the basis of the Company's share capitalization and considering the continued non-profitability of Etc., the Company, notwithstanding its best efforts, could not complete a crucial financing on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management. During this period, Etc.'s cash flow had been subsidized by BOSI, to its serious detriment. (Etc. and BOSI are hereinafter referred to collectively as the "Former Subsidiaries".)

______________________

/1/ The Alberta Stock Exchange halted the trading of the Company's shares effective 30 April 1999. Please see ITEM 7(4) - Management's Discussion and
                                                     ---------------------------
     Analysis of Financial Condition and Results of Operations; Outlook for more
     ---------------------------------------------------------
     information concerning the future direction of the Company.

/2/  Please see ITEM 7 - Management's Discussion and Analysis of Financial
                         -------------------------------------------------
     Condition and Results of Operations for more information concerning the
     -----------------------------------
     operations of subsidiary companies.

/3/ Fiscal 1995, the nine-month period ended 31 January 1995, was the transition year

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                          Page 4

Accordingly, in December 1995, BOSI made a voluntary assignment into bankruptcy pursuant to the Bankruptcy and Insolvency Act Canada. Also in December 1995,
                -----------------------------
Etc. made a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code that was subsequently converted to a Chapter 7 filing in
       ---------------
January 1996. The Company was the largest creditor of the Former Subsidiaries. Accordingly, at 31 January 1996, the Company had neither ongoing operations nor operating assets.

The Company, commensurate with its role of an investment banker, proposed a reorganization plan/4/ to shareholders for their approval at a meeting of the members held on 24 July 1996 (the "1996 Reorganization Plan"). The essence of the plan involved reorganizing, restructuring and refinancing the Company, which, in turn, sought new investment opportunities in businesses not dissimilar to the Former Subsidiaries since it had access to proven senior management and could acquire certain operating assets on an economic basis. With shareholders' approval to the proposed reorganization, new management formulated its operating and financing plan, PLAN 2000.

In July 1996, Power Plus USA, Inc. ("PPUSA"), a wholly owned subsidiary of the Company, commenced implementing its plan for launching the US Powerful Stuff chain. Effective 1 September 1996, PPUSA launched its wireless airtime rebilling business by purchasing more than 20,000 pager customers under existing contracts and the entitlement to the related future wireless (pager/beeper airtime) rebilling revenue from Consumer Electronics Specialty Stores, Inc. ("CESS"), located in Sarasota, Florida. The US retail chain grew to 44 stores and the airtime rebilling business grew by nearly 50% over the next 18 months. Despite these accomplishments, the lack of timely financing, in accordance with PLAN 2000, to support the ongoing operations and growth caused PPUSA to seek protection under Chapter 11 of the US Bankruptcy Code on 31 January 1998. The
                                      ----------------
Company sold certain of PPUSA's capital assets, including its list of pager customers, to an arm's-length party on 29 June 1998, and PPUSA ceased carrying on the business. (See ITEM 7 - Management's Discussion and Analysis of Financial
                               -------------------------------------------------
Condition and Results of Operations.)
-----------------------------------

In September 1996, the Company launched its Canadian Powerful Stuff chain through its wholly owned subsidiary Power Plus Canada, Inc., ("PPCan")/5/. The immediate expansion thrust was concentrated in Ontario, where the chain grew to 18 stores, although plans foresaw the addition of several store locations in British Columbia and Alberta. However, resulting from the same capital constraint, on 8 May 1998 PPCan sought protection by filing a Notice of
                                                              ---------
Intention to File a Proposal to Creditors ("Proposal") under Part III Division I
-----------------------------------------
of the Bankruptcy and Insolvency Act Canada. PPCan remained in possession of its
       -----------------------------
assets. On 26 November 1998, the Company sold the shares of PPCan and certain intellectual properties to an arm's length party that conducted a similar business in Canada. (See ITEM 7 - Management's Discussion and Analysis of
                                  ---------------------------------------
Financial Condition and Results of Operations.)
---------------------------------------------

______________________

/4/ The 1996 Reorganization Plan was conceived during Fiscal 1996 and flushed out during Q1 and Q2 of Fiscal 1997. It had two parts. The first was PLAN 2000, the Company's 5-year business plan prescribing how the Company proposed to build its business to in excess of 1000 stores. The second was the Financing Plan that set out the manner in which the Company proposed to fund for this growth by raising new capital over the first three years, until critical mass and financial self-sufficiency was achieved. The stores operated from leased premises that ranged from 150 to 700 square feet in major enclosed shopping malls in the US and Canada. They sold portable energy, wireless communication products and services (beepers, cellular phones, personal communication systems and related service contracts) and hand-held electronic communications, entertainment, business and lifestyle products.

/5/ Since its acquisition in December 1988, PPCan, formerly 385729 Alberta Inc., had been inactive and did not commence to carry on business until September 1996.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                          Page 5

All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA, respectively, and these subsidiaries owned all of the capital assets employed in carrying on the retail businesses. Accordingly, at 31 October 1998 the Company had neither ongoing retail operations nor operating assets.

Notwithstanding reorganizational proceedings underway since, Power Plus has been maintained in good standing from a corporate and regulatory statutory compliance perspective. Shareholders approved, at the annual and special shareholders' meeting held on 21 January 1999, the proposed reorganizational proceedings which management considers in the best interests of the Company (the "1999 Reorganization Plan"). In summary, the shareholders resolved, subject to regulatory approval, as to the following matters:

1.   To change the name of the Company to "PPC Capital Corp";
2. To authorize the consolidation of the common shares of the Company on the basis of one (1) common share for each five (5) common shares heretofore outstanding;
3. To authorize a reduction of the stated capital of the Company by $20,700,000 effective 31 January 1999;
4. To authorize the conversion of secured debt of the Company in an amount of up to $5,000,000 into post-consolidation common shares of the Company at a conversion price of $0.10 per post-consolidation common share;
5. To authorize the conversion of certain other debts of the Company in an amount of up to $340,000 into post-consolidation common shares at a conversion price of $0.10 per post-consolidation share; and,
6. To approve the payment of a finder's fee in the amount of $121,230 by issuing up to 1,212,300 post-consolidation common shares at a conversion price of $0.10 per post-consolidation common share.

While management cannot give any assurances as to the future outlook for the Company, conditional regulatory approval to the 1999 Reorganization Plan was granted on 29 April 1999 and, over the next three months, the Company will be proceeding to implement the Plan, while at the same time seek a professional opinion as to the extent and applicability of the Company's substantial tax loss carry forwards. Upon implementation of the 1999 Reorganization Plan and finalization of the Company's tax opinion, management intends to aggressively pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss carry forwards are expected to represent a significant asset/6/ for the Company which will be material in attracting a suitable candidate for purposes of restructuring its business affairs.

In the circumstances of these reorganizational proceedings and as previously reported, The Alberta Stock Exchange has been conducting a review of the financial affairs of the Company to ascertain whether the Company was maintaining continued listing requirements. The Exchange determined that the Company, having divested what the Exchange considered to be substantially all of its operating assets, did not meet the continued listing requirements and, therefore, trading of the Company's shares was suspended at the close of business on 30 April 1999. The Company, however, is in no way impaired from continuing on with its day-to-day operations in implementing the 1999 Reorganization Plan and seeking out new investment opportunities. The trading in shares of Alberta issuers is typically halted for extended periods pending closure of transac-

______________

/6/ See Note 10 in the Notes to the audited Consolidated Financial Statements - Fiscal 1999, included herein.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                          Page 6

tions by way of reverse take-over. The Company has been allowed until 31 December 1999 to satisfy The Exchange that upon implementation of its Reorganization Plan it has resumed compliance with minimum listing requirements. Failure to comply within this reactivation period would result in the Company's shares being delisted from The Alberta Stock Exchange.


ITEM 2 -- PROPERTIES

As of the date hereof, the Company's 3,250 square feet of executive offices are situated at 7850 Woodbine Avenue, Suite 201, Markham, Ontario, L3R 0B9 and leased at arm's length basis on a month-to-month basis at a monthly occupancy cost of approximately $3,400.


ITEM 3 -- LEGAL PROCEEDINGS

The following summarizes, to the best of management's knowledge, potential, pending or known legal proceedings and litigation, arising primarily from transactions between third parties and one or both of PPUSA and PPCan, in all considered ordinary routine litigation incidental to the business.

1) CDA Industries Inc., a Canadian company, and manufacturer and supplier of store fixtures, commenced an action in the Ontario Court against the Company for the payment of alleged unpaid amounts due from either or both PPCan and PPUSA. The Company has disputed this claim considering it without merit and will vigorously defend it as required and advised.

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


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                          Page 7

                                    PART II

ITEM 5 --  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock data

Commensurate with the approvals and implementation of the Company's 1996 Reorganization Plan and the related renaming of the Company as Power Plus Corporation, new stock trading symbols were adopted. The Common Stock is listed on The Alberta Stock Exchange, Province of Alberta, Canada, and is traded under the symbol "PPC". The former symbols were "BTB" in Alberta and "BATT" in the US. The Company is a reporting issuer in the Provinces of Alberta and British Columbia, in Canada, and in the United States. The Company's shares were listed on the t Over-The-Counter Bullitin Board System ("OTC-BB") operated by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under its old symbol "BATTF". No trades were reported for the period 31 December 1994 through 28 February 1995. On 24 April 1995, the trading symbol was changed to "BATT" when the Company's application to qualify as an exempt foreign issuer was accepted by the National Association of Securities Dealers. Effective with the Company's name change to Power Plus Corporation, the new symbol for trading on the OTC-BB became "PPCO".

It came to the attention of management in March of 1998 that OTC-BB, without consultation with the Company, unilaterally changed the symbol for trading on the OTC-BB to "PRPS". A more senior issuer had requested and been granted the symbol "PPCO".

The name change to PPC Capital Corp. and the related 5:1 share consolidation forming part of the Company's pending 1999 Reorganization Plan as approved by the shareholders and regulators (see ITEM 1 -- Business), will result in new
                                               --------
trading symbols being adopted. This is anticipated to occur during Q2 -- Fiscal 2000, which would result in the currently issued and outstanding 16,913,389 Common Shares being consolidated into 3,382,677 post-consolidation shares.

The following table sets forth the reported high and low sale prices for the Common Shares as quoted by The Alberta Stock Exchange for the periods set out and expressed in Canadian dollars:

------------------------------------------------------------------------------------------------------------------------
                                 Fiscal 1999                       Fiscal 1998                      Fiscal 1997
                                 -----------                       -----------                      -----------
------------------------------------------------------------------------------------------------------------------------
                            High              Low             High              Low             High            Low
                            ----              ---             ----              ---             ----            ---
------------------------------------------------------------------------------------------------------------------------
1st Quarter                 $0.50            $0.10            $3.75            $1.00            $2.80         $2.30
------------------------------------------------------------------------------------------------------------------------
2nd Quarter                 $0.13            $0.03            $2.00            $1.20            $3.80         $2.80
------------------------------------------------------------------------------------------------------------------------
3rd Quarter                 $0.03            $0.01            $1.30            $0.75            $7.20         $4.00
------------------------------------------------------------------------------------------------------------------------
4th Quarter                 $0.03            $0.01            $0.85            $0.30            $4.20         $2.75
------------------------------------------------------------------------------------------------------------------------

The following table sets forth the reported high and low bid market quotations, reflecting inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions, for the Common Shares as quoted in the US on the OTC-BB for the periods set out and expressed in US
Dollars:

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                          Page 8

------------------------------------------------------------------------------------------------------------------
                               Fiscal 1999                     Fiscal 1998                    Fiscal 1997
                               -----------                     -----------                    -----------
------------------------------------------------------------------------------------------------------------------
                           High            Low             High            Low             High           Low
                           ----            ---             ----            ---             ----           ---
------------------------------------------------------------------------------------------------------------------
1st Quarter                $0.33           $0.03           $2.69           $0.72           $1.80         $0.90
------------------------------------------------------------------------------------------------------------------
2nd Quarter                $0.09           $0.01           $1.44           $0.86           $2.60         $1.50
------------------------------------------------------------------------------------------------------------------
3rd Quarter                $0.01           $0.01           $0.93           $0.54           $4.60         $1.88
------------------------------------------------------------------------------------------------------------------
4th Quarter                $0.01           $0.01           $0.61           $0.22           $2.88         $2.13
------------------------------------------------------------------------------------------------------------------

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

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                          Page 9

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

Canadian taxation of dividend and deemed dividend payments to and gains realized by non-residents of Canada who are residents of the United States are subject to the 1980 Canada-United States Income Tax Convention (the "1980 Convention"). Under the 1980 Convention, the rate of Canadian non-resident withholding tax on dividends or deemed dividends paid to a United States resident may not exceed 15%, and in the case of a United States Company that beneficially owns at least 10% of the voting stock of the Company paying the dividend may not exceed 10% of the dividend or deemed dividend. On March 17, 1995, the United States and Canada signed a protocol to the 1980 Convention (the "1995 Protocol").

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

Recent Sales of Unregistered Securities

(See ITEM 7 (3 (a)(5) and (f) - Management's Discussion and Analysis of
                                ---------------------------------------
Financial Condition and Results of Operations concerning the exchange
---------------------------------------------
convertible debenture for promissory notes.)

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 10


ITEM 6    SELECTED FINANCIAL DATA

The following selected financial data of the Company are presented for and as of the end of Fiscal 1999, Fiscal 1998, Fiscal 1997, Fiscal 1996 and the nine-month Transition Fiscal 1995. This information should be read in conjunction with ITEM 7 -- Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
Operations and the Consolidated Financial Statements and the Notes thereto,
----------
included elsewhere herein. The Company's Consolidated Financial Statements and related information have been prepared according to Canadian Generally Accepted Accounting Principles (CGAAP), and these financial statements comply in all material respects with United States Generally Accepted Accounting Principles, except as described in Note 12 to the Company's Consolidated Financial Statements included elsewhere herein.

-------------------------------------------------------------------------------------------------------------------------
                                                                                                           Transition
                                                                                                           FYE ended
                                                      FYE 31 January                                       31 January
                                                      --------------                                       ----------
-------------------------------------------------------------------------------------------------------------------------
                            1999 (6), (7), (8)      1998 (5)           1997 (4)           1996 (2)        1995(1), (2)
                            ----                    ----               ----               ----            ----
-----------------------------------------------------------------------------------------------------------------------
Statement Of Operations Data:
-----------------------------
-----------------------------------------------------------------------------------------------------------------------
Total revenue               $       585,035      $   8,049,418      $   4,080,598      $  5,375,229      $  8,547,973
-----------------------------------------------------------------------------------------------------------------------
Net (loss)                        ($459,147)      ($19,099,911)       ($5,547,427)      ($4,541,551)      ($1,489,416)
-----------------------------------------------------------------------------------------------------------------------
Net (loss) per share (3)
-----------------------------------------------------------------------------------------------------------------------
Post reverse-split                   ($0.03)            ($3.04)            ($2.54)           ($2.50)           ($0.94)
-----------------------------------------------------------------------------------------------------------------------
as originally reported (2)                                                                   ($0.13)           ($0.05)
-----------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
-------------------
-----------------------------------------------------------------------------------------------------------------------
Total assets                $     1,070,284      $   3,404,568      $  11,043,854      $    330,035      $  5,182,679
-----------------------------------------------------------------------------------------------------------------------
Working capital             $       860,078        ($3,657,152)     $   4,033,127         ($422,159)     $    611,868
-----------------------------------------------------------------------------------------------------------------------
Long-term liabilities       $     3,810,939      $  11,764,194      $   4,740,000            NIL               NIL
-----------------------------------------------------------------------------------------------------------------------
Total liabilities           $     4,021,145      $  16,737,060      $   7,455,813      $    507,208      $  2,152,401
-----------------------------------------------------------------------------------------------------------------------
Common shareholders'            ($2,950,861)      ($13,332,492)     $   3,588,041         ($177,173)     $  3,030,278
 equity / (deficiency) (3)
-----------------------------------------------------------------------------------------------------------------------

(1) Consolidated results of the Company and its Former Subsidiaries for a nine-month transition year. (See also ITEM 1 - Business Background and History,
                                              -------------------------------
    supra.).

(2) The Company's Common Shares were subject to a reverse-split consolidation on the basis of 20 old shares for one (new) Common Share, effective 1 November 1996, during Q4 -- Fiscal 1997. The comparative amounts for reported periods prior to Fiscal 1997 have been restated on a comparative basis. The Common Share characteristics and entitlements are the same as the old shares. (See also ITEM 7 -- Management's Discussion and Analysis of Financial Condition
                   -----------------------------------------------------------
    and Results of Operations for more discussion concerning management's 1996
    -------------------------
    Reorganization Plan as it concerns the Common Shares.)

(3) To date, the Company has not paid dividends on its Common Shares.

(4) In accordance with the 1996 Reorganization Plan and the Plan of Arrangement, the stated capital amount and accumulated deficiency in earnings were both reduced by $26,670,825. (See also ITEM 7 -- Management's
                                                                   ------------
    Discussion and Analysis of Financial Condition and Results of Operations.)
    ------------------------------------------------------------------------

(5) Of the Long-term liabilities amount stated above, the Company converted the total indebtedness, including principal plus accrued interest, of the 10% Special Notes into Common Shares during Q1 - Fiscal 1999 and the 10% Bridge Loan Notes into Common Shares during Q2 - Fiscal 1999, which eliminated future cash out flow for both repayment of indebtedness and payment of interest due. (See also ITEM 7 - Management's Discussion and Analysis of
                                     ---------------------------------------
    Financial Condition and Results of Operations.)
    ---------------------------------------------

(6) In accordance with the 1999 Reorganization Plan, the stated capital amount and accumulated deficiency in earnings were both reduced by $20,700,000, to better reflect the financial repositioning of the Company. (See also ITEM 7 -- Management's Discussion and Analysis of Financial Condition and Results
       -----------------------------------------------------------------------
    of Operations for more discussion concerning Stated Capital Reduction.)
    -------------

(7) In accordance with the 1999 Reorganization Plan approved by the shareholders and regulator, the Company's Common Shares are proposed to be consolidated on the basis of 5 Common Shares for 1 (new) Common Share, expected to occur during Q2 - Fiscal 2000. (See also ITEM 7 -- Management's
                                                                   ------------
    Discussion and Analysis of Financial Condition and Results of Operations
    ------------------------------------------------------------------------

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 11

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

          -------------------------------------------------------------------------------------------------------------
                                     C$ High                 C$ Low                 Average            Fiscal Year End
                                     -------                 ------                 -------            ---------------
          -------------------------------------------------------------------------------------------------------------
                                C/US        US/C        C/US        US/C       C/US        US/C        C/US       US/C
                                ----        ----        ----        ----       ----        ----        ----       ----
          -------------------------------------------------------------------------------------------------------------
              1999              $1.54       $0.65       $1.42       $0.70      $1.48       $0.68       $1.51      $0.66
          -------------------------------------------------------------------------------------------------------------
              1998              $1.36       $0.74       $1.44       $0.69      $1.39       $0.72       $1.46      $0.69
          -------------------------------------------------------------------------------------------------------------
              1997              $1.38       $0.73       $1.33       $0.75      $1.36       $0.74       $1.37      $0.73
          -------------------------------------------------------------------------------------------------------------
              1996              $1.36       $0.74       $1.28       $0.78      $1.32       $0.77       $1.32      $0.77
          -------------------------------------------------------------------------------------------------------------
              1995              $1.42       $0.70       $1.34       $0.74      $1.37       $0.72       $1.40      $0.71
          -------------------------------------------------------------------------------------------------------------

ITEM 7 -- MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1)  Overview

    The Company's earlier 1996 Reorganization Plan, PLAN 2000, was management's 5-year business plan that prescribed how the Company proposed to roll out its Powerful Stuff specialty niche retail business throughout North America. PLAN 2000 incorporated a detailed financing plan setting out the framework for providing a total of $49.1 million over its initial 3 years. The timeliness and availability of this capital, which could only be raised through the junior public capital markets in Canada, was critical to the success of PLAN 2000. This capital was vital to the Company's growth, but its availability was dependent upon macroeconomic factors outside the Company's control. The goal was critical mass, that point when adequate retail outlets were open, operational and achieving at least annualized breakeven cash flow - at which time the business could be financially self-sustaining. Beyond this, the projected cash flow from store profit could ultimately make the Company's growth internally funded.

    With the Company's biggest challenge being the availability of capital, management could not have foreseen the adversity represented by the devastation to the junior capital markets in Canada during 1997, afflicted with the BREX Resources mining scandal and infected by the decline of the Asian markets. For the Company, whose capital was being raised in Canadian dollars, these debilitating market circumstances were exacerbated at the same time by the substantial devaluation of the Canadian dollar against the US dollar, having regard to PLAN 2000's emphasis on US expansion and the burdensome appetite for US currency.

    Despite management's best efforts to act responsibly during this period of uncertainty, these times ultimately called for strong preservation measures. Consequently, on 31 January 1998 PPUSA sought protection under Chapter 11 of the US Bankruptcy Code. PPUSA remained in
           ---------------

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 12

    possession of its assets. With 44 stores then open, down from a peak of 63 stores at the end of Q3 - Fiscal 1998, the continued prejudicial delays in completing planned financings prohibited further expansion.

    With no expectation of any short-term improvement in this crisis, the Company subsequently announced on 8 May 1998, that PPCan had also sought protection from creditors by filing a Proposal under the Bankruptcy and
                                                             --------------
    Insolvency Act Canada. PPCan remained in possession of its assets pending a
    --------------
    determination as to whether the operations could be refinanced or sold as a going concern.

    Despite the Company's efforts, the Canadian junior capital markets only continued to deteriorate, so the prospects of refinancing became unrealistic. As a result, on 29 June 1998, the Company realized its security pertaining to the indebtedness of PPUSA and foreclosed on the remaining assets of PPUSA and sold them, including its list of pager customers, and ceased carrying on business in the US.

    On 26 November 1998, the Company sold the shares of PPCan and certain related intellectual properties to an arm's-length third party that conducts a similar business in Canada. The sale was made pursuant to a share purchase agreement dated 30 October 1998, between the Company, as vendor, and Battery Plus Inc. ("BPI"), as purchaser.

    All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA and all of the capital assets employed in carrying on the retail business were owned by them. Accordingly, and as reported in the unaudited interim Q3 -- Fiscal 1999 Report to Shareholders, as of 31 October 1998 the Company no longer has any retail operations nor operating assets. The Company is currently undergoing a reorganization, implementing its 1999 Reorganization Plan, as described in detail herein (see ITEM 1 - Business).
    --------

2)  Results of Operations

    a)   Fiscal 1999

         On 31 January 1998, PPUSA sought protection by filing a Chapter 11 Petition under the United States Bankruptcy Code. PPUSA immediately
                                          ---------------
         closed 18 Powerful Stuff stores in the US, leaving 11 stores open on an interim basis, clustered in the State of Florida strategically proximate to the operations office in Sarasota (closed in May 1998). Management considered this interim measure to be in the Company's best interests in order to consolidate and brace its US operations pending possible financing and to protect its assets/7/ through reorganization in the shorter term. By mid-June 1998, faced with deteriorating adverse capital markets, the absence of new capital forced PPUSA to cease carrying on business. On 29 June 1998, the Company realized its security pertaining to the indebtedness of PPUSA and foreclosed on the remaining assets of PPUSA. With the operations of PPUSA ceased, the Company sold certain of the capital assets of PPUSA, including its list of pager customers, to an arm's-length party for cash consideration of US$125,000 and the assumption of certain liabilities in the aggregate amount of US$377,000. The remaining capital assets of PPUSA, consisting primarily of store fixtures and leasehold improvements, were abandoned where situated in various locations to offset existing liabilities to landlords. Accordingly, PPUSA, now discharged from its Chapter 11 Petition, no longer carries on business in the United States.


________________________
/7/ The Company is the first secured and largest creditor of both PPUSA and PPCan.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 13


       For essentially the same reasons, on 8 May 1998 PPCan filed a Proposal
                                                                     --------
       pursuant to (S)50.4(1) of the Bankruptcy and Insolvency Act Canada. The
                                     -----------------------------
       Proposal was approved at the meeting of creditors held on 11 September 1998. Court approval of the Proposal was final on 7 October 1998. On 27 November 1998 the Company completed the sale of PPCan to BPI. Obtaining these approvals was a prerequisite of the sale. As a condition of the sale, BPI advanced PPCan approximately $638,000 to pay the Proposal Trustee, to enable it to fund its obligations to the creditors in accordance with the terms of the Proposal, and pay certain administrative and operating costs incurred since 8 May 1998. As a result, all claims of the creditors of PPCan as compromised will be fully satisfied. In connection with the sale of PPCan, the Company sold, transferred and assigned PPCan's secured debt, in recognition of the repayment by PPCan of a portion of the indebtedness, and its right, title and interest to the proprietary names, marks and styles "Powerful Stuff" and "Powerful Connections" for $100,000 cash consideration.

       Comparison of business results for Fiscal 1999, Fiscal 1998 and Fiscal
       1997

       The following table highlights items reflected in the Company's Consolidated Statement of Operations expressed as percentages of sales:

              --------------------------------------------------------------------------------------------------
                                                                                Percentage of Sales
                                                                   ---------------------------------------------
                                                                                   FYE 31 January
                                                                   ---------------------------------------------
                                                                        1999            1998            1997
                                                                        ----            ----            ----
              --------------------------------------------------------------------------------------------------
              Cost of sales                                             79.0%           81.5%           58.5%
              --------------------------------------------------------------------------------------------------
              Operating, occupancy & administrative expenses           763.2%          255.3%          180.8%
              --------------------------------------------------------------------------------------------------
              Net loss                                                  78.5%          237.3%          139.4%
              --------------------------------------------------------------------------------------------------
              Operating and administrative expenses include write-off of assets abandoned in 1999 and 1998.
              --------------------------------------------------------------------------------------------------

       The unfavorable increase in cost of sales and decrease in gross profit resulted principally for these reasons:

       .   PPUSA was operated as a discontinued business since the beginning of
           Fiscal 1999 and until it ceased carrying on business in June 1998;
       .   during Fiscal 1999, PPCan retrenched and was operated on a pared-down basis, pending and until its sale in November 1998;
       . the negative impact of accounting reserves included in the Fiscal 1999 and Fiscal 1998 accounts, for the cost of inventory adjustments and write-off/write-down of inventory and capital assets carrying values, pursuant to the closure of PPUSA and sale of PPCan, to fair market values;
       . the deteriorating gross profit and increasing diseconomy reflected the Company's inability to purchase merchandise inventory to sustain reasonable sales levels at the stores, in accordance with normal industry practice; and,
       . sporadic, inconsistent and ultimately no inventory purchases meant the stores that were open had sparse merchandise mix so special sales promotions were required to bolster sales (further reducing gross profit).

       Declining sales meant store operating overhead was uneconomic because both the cost of direct labor and store rent, which were essentially fixed costs and incurred as long as a location is open, were too onerous, especially in light of the decreasing gross profit.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 14



     The magnitude of reduction in Operating and Administration Expenses was partially nullified by accounting adjustments for reserves made primarily to PPUSA's balance sheet in concert with its Chapter 11 filing and PPCan's balance sheet to reflect the fair market value of its assets. In addition, the professional fees for winding up PPUSA and the sale of PPCan, and termination/severance payments to employees were incurred therewith.

     During Fiscal 1999, the Company incurred $283,143 for the cost of ceasing business in the US. Since the Company ceased to operate PPUSA as a going concern at the beginning of Fiscal 1999, the Fiscal 1998 financial results included the cost of winding up its business, provisions for the write-downs of carrying values for accounts receivable, inventory and capital assets.

     Similarly, during Fiscal 1999 PPCan recorded a $670,209, additional to the $600,000 recorded in Fiscal 1998, provision for the write-down of the carrying value of its capital assets and leasehold improvements, because commensurate with filing its Proposal it had abandoned certain capital assets at 18 unprofitable locations.

     Accordingly, Fiscal 1999 results are anomalous and not comparable to prior years' results. The Consolidated Financial Statements for Fiscal 1999 include the accounts of the Company, PPUSA and PPCan and, accordingly, report the results of the discontinued and sold operations. All significant intercompany accounts and transactions between the Company and the subsidiaries were eliminated.

     No corporate income taxes were payable in Fiscal 1999. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income arising from Fiscal 1999 to exceed $11 million. This amount, which is additional to $11 million accrued from Fiscal 1998, is not reported in the Consolidated Balance Sheet but is disclosed in Note 10 of the Notes to the Financial Statements, included herein. (The opening amount of off-balance sheet accrued corporate income tax being carried forward was reduced by approximately $9 million because PPCan was sold and its losses are excluded henceforth.)

  b) Fiscal 1998

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

     During early Fiscal 1998, the Company, through its subsidiaries, invested $1,983,481 in capital operating assets, compared to $3,486,592 in the previous year. A substantial portion of this amount had been expended on the development, design and building of two new concept stores/8/. Both stores opened in June 1997 to critical acclaim. Independent shopping center mall and retail associations adjudged them new concept winners in their category. Management, enthused by this profile, was optimistic concerning the payback from the stores that showed promising economics. Notwithstanding, the unavailability of

_______________________
/8/ Planning and design for these stores had actually commenced during Fiscal 1997. The Company had been committed to their completion and, in view of the circumstances, had believed their launch could enhance the potential for raising capital.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 15


     projected capital meant that all stores were unable to acquire sufficient merchandise inventory and eventually the drain on cash reserves to fund inefficient and uneconomic operations forced management to seek protection.

     During Q4 -- Fiscal 1998, management commenced systematically implementing radical measures and defensive strategies, firstly to pare-down the business to conserve demand for operating cash (but retain a hub from which to grow the business should new financing become a reality), and secondly to protect the assets. On 31 January 1998, PPUSA sought protection by filing a Chapter 11 Petition under the United States Bankruptcy Code. (See
                                                          ---------------
     above).

     Since the Company ceased to operate PPUSA as a going concern at the beginning of Fiscal 1999, the Fiscal 1998 financial results include the cost of winding up its business, provisions for the write-downs of carrying values for accounts receivable, inventory and capital assets/9/. Accordingly, at the end of Fiscal 1998, the Company wrote down the carrying value of PPUSA's assets by $2,847,521 in view of the Chapter 11 filing since it had vacated or abandoned all stores not located in Florida. Similarly, PPCan recorded a $600,000 provision for the write-down of the carrying value of its capital assets and leasehold improvements, because commensurate with filing its Proposal it had abandoned certain capital assets at 11 unprofitable locations.

     Accordingly, Fiscal 1998 results are anomalous and not comparable to prior years' results. The Consolidated Financial Statements for Fiscal 1998 include the accounts of the Company, PPUSA and PPCan.

     All significant intercompany accounts and transactions between the Company and the subsidiaries were eliminated. No corporate income taxes were payable in Fiscal 1998. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income arising from Fiscal 1998 to exceed $15 million. This amount, which is additional to $20 million accrued from Fiscal 1997, is not reported in the Consolidated Balance Sheet.

  c) Fiscal 1997

     Prior to the end of Fiscal 1996, the Company's Former Subsidiaries were assigned into bankruptcy. The Company was formerly named "Battery One, Inc." Accordingly, at the end of Fiscal 1996, the Company had neither ongoing operations nor operating assets.

     On 1 February 1996, the beginning of Fiscal 1997, the Company announced its 1996 Reorganization Plan which was subdivided into two parts: PLAN 2000, the Company's 5-year business plan prescribing how the Company proposed to relaunch and build its business; and, the integrated $49.1 million Financing Plan, which set out the timing and manner in which the Company proposed to finance PLAN 2000's funding requirements, of which $15.4 million was received as of the end of Fiscal 1997. The 1996 Reorganization Plan, which incorporated a related Plan of Arrangement, was approved by the Company's shareholders at the annual and special meeting held on 24 July 1996, including proposals to: change its name; reduce its stated capital; and, reorganize and consolidate its capitalization on the basis of 20 pre-consolidation shares for 1 post-consolidation share plus one exchange right. After the consolidation, 2,238,281 shares were outstanding from the existing 44,765,613

__________________________
/9/ The value of the capital assets abandoned at unprofitable locations accrues to offset existing rent obligations for those particular locations. In most cases, landlords are able to re-lease more readily when a location is left partially fixtured.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 16

      pre-consolidation shares. The Plan of Arrangement received final court approval in October 1996. (See (S)3 Financial Condition, Liquidity and
                                          ----------------------------------
      Capital Resources below.)
      -------------------------

      During Fiscal 1997, the Company invested, through its operating subsidiaries, $3,486,592 in capital operating assets, compared to $-nil the previous year. Of this amount, $1,200,500 was invested in capital assets acquired and $2,286,092 was added by purchasing or constructing assets over the course of the year. At the end of Fiscal 1997, the Company had non merchandise inventory valued at $247,439 comprised of store furniture and fixtures and point of sale computer hardware not yet put into service which was included in working capital and that was not amortized. These fixed assets were to be deployed as new stores opened during Fiscal 1998. Since the majority of stores were opened in the last four months of Fiscal 1997 and because of the limited time these fixed assets were deployed in the year, the Company did not amortize its capital investment in fixed assets that year.

      After much research and planning during the first part of Fiscal 1997, the Company launched its rollout of the Powerful Stuff chain of retail stores. Through PPUSA and PPCan, Power Plus operated 51 retail stores by the end of Fiscal 1997 under the trade name Powerful Stuff. The majority of these stores were opened in the last four months of Fiscal 1997. During the first two quarters of Fiscal 1997 the Company operated only one store in Canada and opened its first US store in July 1996. During Q3 & Q4 -- Fiscal 1997, the Company opened 36 locations and acquired a chain of 13 retail locations in Florida.

      According to PLAN 2000, the Company must expand to the 125-store level before attaining profitable operations. The weighted average number of months stores were open during Fiscal 1997 was only 3 -- much less than critical mass.

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

      No corporate income taxes were payable in Fiscal 1997. Management expects the amount of accrued income tax losses being carried forward and available for sheltering future business income arising from Fiscal 1997 to exceed $5 million. This amount, which

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 17

      is additional to $15 million accrued from Fiscal 1997, is not reported in the Fiscal 1998 audited Consolidated Balance Sheet.

3) Financial Condition, Liquidity and Capital Resources

   a) Financing Action and Changes during Fiscal 1999

      i) On 24 April 1998, the Company completed the conversion of the $6 million, 10% fixed and floating charge secured special promissory notes debentures, converted at $1.25 per common share, resulting in the issuance of 5,080,767 common shares of the Company. (See
            (S)3(b)(v) -- Special Notes convertible debt financing, below.)
                          ----------------------------------------

      ii) Effective 24 July 1998, the Company converted certain short-term debt notes it had executed and delivered (the "Bridge Loan Notes") during Fiscal 1998 evidencing an aggregate principal amount of $4,081,250 in unsecured loans bearing interest at an annual rate of 10%. The conversion rate was $1.25 per Common Share. Accordingly, the Company issued 3,771,858 Common Shares as payment in full of all obligations, including accrued interest, under the Bridge Loan Notes. (See the table in (S)3(c) -- Summary of changes to shares and
                                                --------------------------------
            share capital)
            -------------

      iii) As of the date hereof, there are now 16,913,389 Common Shares of the Company currently issued and outstanding. (See the table in (S)3(c) -- Summary of changes to shares and share capital and (S)4(e) --
               ----------------------------------------------
            Consolidation of Share Capital, below.)
            ------------------------------

      iv) The Company has neither any share purchase warrants, nor options to purchase shares granted to any officers, directors, employees, advisors or consultants to the Company, which remain or are outstanding as of the date hereof.

      v) The Company executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced as at FYE 1999 and bearing interest payable on maturity at an annual rate of 10%. The holders of these promissory notes agreed to the replacement of these unsecured loans by 10% first fixed and floating charge secured debentures maturing 31 January 2001 with interest accruing and payable upon maturity. The replacement of these unsecured loans with debentures totaling $3,191,000 was completed during Q4 -- Fiscal 1999. (See (S)3(f) - Conversion of Secured Debt,
                                                     --------------------------
            below.)

      vi) Interest due on the 10% Bridge Loan Notes, 10% Promissory Notes (converted into the secured Convertible Debenture (see above)) and 10% Special Notes is payable in arrears at the time of repayment or conversion by the issuance of common shares. The 10% Bridge Loan Notes and 10% Special Notes plus the interest accrued and payable thereon were converted into Common Shares.

      vii) Commencing in Fiscal 1996, all securities, including the Special Notes that were converted into Common Shares, were sold by private placement to accredited investors in Canada. These securities were issued pursuant to the governing securities laws in the applicable governing jurisdictions in Canada but were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption from registration contained in
            (S)4(2) of the Securities Act of 1933, as amended.
                           ----------------------

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 18

   b) Update concerning financings commenced from 1996 Financing Plan

      (Please refer to (S)3c -- Summary of changes to shares and share capital,
                                ----------------------------------------------
      below.)

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

            Each 1996 Special Warrant was converted at no additional consideration into one Common Share on 31 January 1997, plus one Class B Warrant. This warrant consisted of two entitlements: firstly, entitling holders to acquire up to an aggregate of 2.25 million Common Shares at an exercise of $2.00 per share on or before 30 September 1997, representing additional potential future capital to the Company in the aggregate of up to $4.5 million; and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an aggregate of a further 2.25 million Common Shares at an exercise purchase price of $2.50 per share on or before 1 March 1998, representing additional potential future capital in the aggregate of up to $5.6 million. (See (iv.) -- Approval of Amendment to Certain
                                              --------------------------------
            Terms of Class A, Class AA, Class B and Class BB Warrants, below.)
            ---------------------------------------------------------

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

            Holders of the penalty 1996 Special Warrants were not required to pay to receive the common shares included therein, but the Class B and BB Warrants attached thereto included the same exercise price, that is $2.00 per Common Share for the Class B Warrant and $2.50 per Common for the Class BB Warrant. (See (iv.) -- Approval of Amendment
                                                           ---------------------
            to Certain Terms of Class A, Class AA, Class B and Class BB
            -----------------------------------------------------------
            Warrants, below.)
            --------

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 19

      iii) Fiscal 1997 Share Capital Reorganization & Consolidation and Exchange Rights Entitlements

            The reorganization and consolidation of the Company's outstanding share capital, according to the 1996 Reorganization Plan, occurred pursuant to a Plan of Arrangement under (S)86 of the Business
                                                                 --------
            Corporations Act Alberta, which had received shareholder, court and
            ----------------
            regulatory approval. In general terms, the Company reorganized and consolidated all of its issued old shares (of which 44,765,613 pre-consolidation shares/10/ had been issued and outstanding as of 1 November 1996) on the basis of every 20 old shares before consolidation being reorganized and consolidated into one consolidated Common Share (that is 2,238,281 post-consolidated Common Shares) and one Exchange Right. Under the terms of this consolidation, each consolidated Common Share had attached to it one exchange entitlement (the "Exchange Rights") to purchase one unit of the Company's equity (the "Exchange Rights Units") on or by 31 January 1997.

            The Exchange Rights entitled holders to purchase up to an aggregate of 2,238,281 Exchange Rights Units of the Company at an exercise price of $2.00 per unit on or before 31 January 1997, representing additional capital to the Company up to an aggregate of $4,476,562 in Fiscal 1997. (Please also refer to the table in (S)3(c) -- Summary of changes to shares and share capital, below for more
            ----------------------------------------------
            details concerning the exercise of Rights Entitlements and capital raised.)

            Each Exchange Rights Unit consisted of one Common Share plus one purchase warrant, hereinafter referred to as the Class A Warrants. The Class A Warrants consisted of two entitlements: firstly, entitling holders to purchase 2,238,281 Common Shares of the Company at an exercise price of $2.00 per share, on or before 30 September 1997, representing additional potential future capital to the Company up to an aggregate of $4.5 million; and, secondly, conditional upon the exercise of the Class A Warrant, a collateral warrant, the Class AA Warrant, that entitled holders to purchase up to an aggregate of a further 2,238,281 Common Shares of the Company at an exercise price of $2.50 per share on or before 1 March 1998, representing additional potential future capital to the Company in the amount of up to an aggregate of $5.6 million. (See (iv.) -- Approval of Amendment to Certain Terms of Class A, Class AA, Class B
            --------------------------------------------------------------------
            and Class BB Warrants, below.)
            ---------------------

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


___________________
/10/ All references in this FORM 10K are to Common Shares outstanding post-consolidation that occurred during Fiscal 1997.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 20

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

            On 24 April 1998, the Company converted the $6 million Special Notes, plus accrued and unpaid interest thereon, into 5,080,767 Common Shares at $1.25 per Common Share. (See (S)3(c) -- Summary of
                                                                     ----------
            changes to shares and share capital, below.)
            -----------------------------------

      vi)   1997 Special Warrant Private Placement Financing

            The Company received regulatory approval for a 1997 Special Warrant Private Placement Financing of $3 million represented by 1,714,286 - 1997 Special Warrants having a purchase price of $1.75 per 1997 Special Warrant, representing additional potential future capital to the Company of $3 million, and which was expected to close in August 1997. Each 1997 Special Warrant was convertible into one Common Share plus one share purchase warrant entitling the holder to purchase, for up to one year after date of issue, one additional Common Share for $2.00, representing additional potential dilution of 1,714,286 Common Shares and future capital to the Company in the amount of up to $3.4 million. The 1997 Special Warrants represent potential dilution of up to 3,428,570 Common Shares and up to $6.4 million in additional capital on a fully diluted basis. As of the date hereof, as a result of market conditions this financing was aborted.

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

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 21

   c) Summary of changes to shares and share capital

      The table depicts the changes to share capital following from the 1996 Reorganization Plan and to the date hereof.

----------------------------------------------------------------------------------------------------------------------------
                                                                                            Shares     Capital    Timing
                                                                                            --------   -------    ------
----------------------------------------------------------------------------------------------------------------------------
          ($ amounts are expressed in Canadian Dollars in millions; assumes maximum dilution)               Completed
                                                                                                            ---------
----------------------------------------------------------------------------------------------------------------------------
i    Consolidated, beginning share capitalization  (from 44,765,613 shares on 20:1 basis):
----------------------------------------------------------------------------------------------------------------------------
     a.)  Post-consolidation number of Common Shares                                      2,238,281    $   0.0    FY 1997
----------------------------------------------------------------------------------------------------------------------------
     b.)  Capital raised from Exchange Right Units that included Class A & AA  Warrants:
----------------------------------------------------------------------------------------------------------------------------
          i)   Exchange Rights Unit converted into 1 Common Share at $2.00 & 1
               Class A Warrant                                                            2,238,281    $   4.5    FY 1997
----------------------------------------------------------------------------------------------------------------------------
          ii)  Class A Warrants exercised to purchase 1 Common Share @ $2.00                197,456    $   0.4    FY 1998
               and receive 1 Class AA Warrant (Balance of Class A Warrants expired unexercised.)
----------------------------------------------------------------------------------------------------------------------------
          iii) Class AA Warrants exercised to purchase 1 Common Share @ $2.50                 4,246    $   0.0    FY 1998
               (Balance of Class AA Warrants expired unexercised.)
----------------------------------------------------------------------------------------------------------------------------
          iv)  Agent's Option to purchase 225,000 Common Shares at $2.00 and                225,000    $   0.5    FY 1997
               receive equal number of Agent's Option Class A Warrants
----------------------------------------------------------------------------------------------------------------------------
ii   1996 Special Warrant Private Placement Financing
----------------------------------------------------------------------------------------------------------------------------
     a.)  Special Warrants for $2.00 that were exchanged during first quarter of          2,250,000    $   4.5    FY 1997
          Fiscal 1998 for Common Shares and an equivalent number of Class B Warrants
----------------------------------------------------------------------------------------------------------------------------
     b.)  Class B Warrants exercised to purchase one Common Share at $2.00 and              687,500    $   1.3    FY 1998
          receive one Class BB Warrant. (Balance of Class B Warrants and all Class BB
          Warrants issued expired unexercised.)
----------------------------------------------------------------------------------------------------------------------------
     c.)  Penalty Special Warrants to receive 225,000 Common Shares at  no cost and         225,000    $   0.0    FY 1997
          255,000 Class B Penalty Warrants. (Exercised Class B Warrants included above.)
----------------------------------------------------------------------------------------------------------------------------
iii  Conversions of Debts into Common Shares at $1.25 per share
----------------------------------------------------------------------------------------------------------------------------
     a.)  $6 million - Special Notes (see (S)3(b)(v) - Special Notes convertible          5,080,767    $   6.0    FY 1999
          debt financing, above)
----------------------------------------------------------------------------------------------------------------------------
     b.)  $4.1 million -- Bridge Loan Notes (see (S)3(a)(ii) - Financing actions and      3,771,858    $   4.1    FY 1999
          changes during Fiscal 1999, above)                                             ----------    -------
----------------------------------------------------------------------------------------------------------------------------
v    Number of Shares, fully diluted /(1)/ / Cash Capital Raised                         16,913,389    $  22.0
                                                                                         ==========    =======
----------------------------------------------------------------------------------------------------------------------------
vi   Convertible indebtedness - future potential dilution
----------------------------------------------------------------------------------------------------------------------------
     a.)  $3 million - Secured Debt (see (S)3(b)(I) - Conversion of Secured Debt, below)                          FY 2000
----------------------------------------------------------------------------------------------------------------------------
(1)  At the meeting of shareholders of the Company held on 30 January 1998, the shareholders of the Company approved the consolidation of the Company's issued and outstanding Common Shares on a ratio of 1 new common share for up to each 5 common shares outstanding. Subject to the approval of The Alberta Stock Exchange, it is the intention of the Company to complete this consolidation as soon as possible during Fiscal 2000, with the result that the 16,913,389 Common
     Shares outstanding as at the record date would become 3,382,677 common shares.
----------------------------------------------------------------------------------------------------------------------------

   d) Stated Capital Reduction

      As proposed in the 1999 Reorganization Plan, the Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 22

      Company pursuant to (S)36 of the Business Corporations Act Alberta, by
                                       -------------------------
      reducing the stated capital of the Common Shares by an amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares would result in the reduction of the shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

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

   e) Consolidation of Share Capital

      At the special meeting of shareholders of the Company held on 30 January 1998, the shareholders of the Company approved a resolution approving the consolidation of the Company's issued and outstanding common shares on a ratio of one new common share for up to each five common shares outstanding. In accordance with the 1999 Reorganization Plan, as approved at the 21 January 1999 meeting of the shareholders, and as approved by The Alberta Stock Exchange, it is the intention of the Company to complete this consolidation from the 16,913,389 common shares outstanding to 3,382,677 post-consolidation common shares during Q2 -- Fiscal 2000.

   f) Conversion of Secured Debt

      i) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures were proposed to mature on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, the Company abandoned the 1998 Debentures. Subsequently, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998 with Elliott & Associates, Inc., providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 23

            pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 --Fiscal 1999. Management considered it desirable to provide for the convertibility of the Debentures, including all principal amounts advanced thereunder and interest accruing thereon, into Common Shares of the Company on the basis that the Debentures will be convertible, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share (see (S)3(e) -- Consolidation of Share
                                                       ----------------------
            Capital, above). In view of the fact that the possible aggregate
            -------
            issuance of Common Shares issuable upon conversion of the Debentures represents over 25% of the Company's Common Shares currently issued and outstanding, shareholder approval was obtained at the 21 January 1999 meeting of the shareholders. The required approval of The Alberta Stock Exchange was granted on 29 April 1999.

      ii) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the implementation of a four-tiered revised corporate finance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company is obligated to pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000. To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, and subsequent regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,121,230 post-consolidation common (see (S)3(c) -- Consolidation of Share
                                                      ----------------------
            Capital, above).
            -------

   g) Fiscal 1997 and Prior

      Over the several years prior to Fiscal 1997, the Company experienced significant operating losses and met cash flow requirements by selling common shares on a private placement basis. The Company raised approximately $1.8 million during the 9 months ended 31 January 1995. On 29 July 1994, 3 million share purchase warrants were exercised and the Company issued 3 million common shares for cash proceeds of $660,000. In addition, on 29 July 1994 the Company completed a private placement financing of special warrants. The Company issued 6,363,636 special warrants at 22c each, for cash proceeds of $1.4 million. Each special warrant entitled the holder to convert the special warrant at no further consideration into one common share and one-half of one regular warrant. One regular warrant entitles the holder to purchase one share of common stock at $1.00 per share on a pre-consolidation basis or $20.00 per share post-consolidation. During Fiscal 1996, 4,498,454 special warrants were exchanged, 1,279,000 special warrants were exchanged during the 9 months ended 31 January 1995 and the remainder in February 1996 was exchanged for Common Shares. No regular warrant, which expired between July 1996 and January 1997, was exercised.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 24

4)   Outlook

     While management cannot give any assurances as to the future outlook for the Company, conditional regulatory approval to the 1999 Reorganization Plan was granted on 29 April 1999 and over the next three months, the Company will be proceeding to implement the Plan, while at the same time seek a professional opinion as to the extent and applicability of the Company's substantial tax loss carry forwards. Upon implementation of the 1999 Reorganization Plan and finalization of the Company's tax opinion, management intends to aggressively pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss carry forwards are expected to represent a significant asset/11/ for the Company which will be material in attracting a suitable candidate for purposes of restructuring its business affairs.

     In the circumstances of these reorganizational proceedings and as previously reported, The Alberta Stock Exchange has been conducting a review of the financial affairs of the Company to ascertain whether the Company was maintaining continued listing requirements. The Exchange determined that the Company, having divested what the Exchange considered to be substantially all of its operating assets, did not meet the continued listing requirements and, therefore, trading of the Company's shares was suspended at the close of business on 30 April 1999. The Company, however, is in no way impaired from continuing on with its day-to-day operations in implementing the 1999 Reorganization Plan and seeking out new investment opportunities. The trading in shares of Alberta issuers is typically halted for extended periods pending closure of transactions by way of reverse take-over. The Company has been allowed until 31 December 1999 to satisfy The Exchange that upon implementation of its Reorganization Plan it has resumed compliance with minimum listing requirements. Failure to comply within this reactivation period would result in the Company's shares being delisted from The Alberta Stock Exchange.

ITEM 7a-- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Not applicable.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and schedules listed in ITEM 14(a) hereof are incorporated herein by reference and are filed as a part of this report.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.


_________________
/11/ See Note 10 in the Notes to the audited Consolidated Financial Statements -
     Fiscal 1999, included herein.

Power Plus Corporation                                                FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 25

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

-----------------------------------------------------------------------------------------------------------------
                                                                                                    Conclusion
                                                                                   Commencement      of Current
      Name            Age                        Position                            of Service        Term
----------------------------------------------------------------------------------------------------------------
J. Douglas Elliott     47     Director of the Company since 1994 and Chairman,     19 August 1994    July 2000
                              CEO and President of the Company since December
                              1995; Lawyer by background; President of Elliott &
                              Associates, Inc. 1987 to present; Elliott &
                              Associates provides consulting services to the
                              investment and financial services industries
                              specializing in the structuring, financing and
                              management of investment opportunities, and
                              financial public relations.
----------------------------------------------------------------------------------------------------------------
R. Bruce Freeman       46     Director of the Company since 1989, Vice Chairman    13 January 1989   July 2000
                              of the Company since 1993 and CFO and Treasurer
                              since September 1995; Chartered Accountant by
                              background, with joint degree in accounting and
                              law; Managing Partner of Freeman & Associates
                              which provides consulting services to companies
                              and individuals in the investment and financial
                              services industries specializing in the
                              structuring, financing and management of special
                              projects; Prior to May 1991, Vice-President and
                              Chief Financial Officer of Magnasonic Canada,
                              Inc., a Company which held major interests in
                              Sanyo Canada, Inc., Major Video Super Stores and
                              holds an interest in Magnasonic Lloyds Company,
                              Inc.
----------------------------------------------------------------------------------------------------------------
V. Lynn Elliott        48     Director of the Company since 1998. Consultant.       January 1998    January 2002
----------------------------------------------------------------------------------------------------------------
Michael J. Perkins     46     Corporate Secretary of the Company since 1991 and      August 1991     July 2000
                              specialty Canadian securities counsel; Partner of
                              Armstrong Perkins Hudson, Barristers and
                              Solicitors and formerly managing partner of
                              Ogilvie and Company, Barristers and Solicitors
                              since 1990, both of Calgary, Alberta.
----------------------------------------------------------------------------------------------------------------

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

During the last fiscal year, the board of directors held five (5) meetings.

Power Plus Corporation                                                FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 26

The Company is required to have an Audit Committee, which currently consists of
R. Bruce Freeman (Chairman), J. Douglas Elliott and Lynn Elliott. The general function of the Audit Committee is to review the overall audit plan and system of internal controls of the Company, and the results of the external audit and to resolve any problems with the Company's auditor. During the Fiscal 1999, the Audit Committee held four (4) meetings at which all members attended.

The Company has no other standing committees of the board of directors.

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

  "The complaint alleged that in various periods during 1990 and 1991, Mr.
   Elliott, while an officer and director of Dimples, a Canadian corporation engaged in the manufacture and distribution of diapers, violated Section 10(b) of the Exchange Act and Rule 10b-5 thereunder in connection with a
                ------------
   general solicitation of investors in the United States to purchase securities of Dimples. It was alleged Mr. Elliott played a role in the dissemination of Dimples' projections and representations in connection with the sale of a security, which he knew or should have known lacked a reasonable basis. Based upon certain correspondence, it appears that the Commission's inquiry began in 1991 in response to claims filed by members of former management of Dimples that Dimples' Board of Directors unanimously resolved to terminate and remove from office for cause in 1990. These complaints were made to many and the complainants' allegations were thoroughly considered by Canadian courts and administrative agencies. Among other results favorable to Dimples and its management, Canada's Ontario Court rendered judgment against these complainants, finding they were not to be believed and that their conduct constituted the tort of abuse of process. Dimples was awarded damages against these complainants and the related money judgments remain unsatisfied. Also, Dimples' business operations and its public disclosure, after independent review by Canadian regulatory and administrative authorities, were approved of and no actions were taken against Dimples or its management.

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

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 27

(S)16(a) Beneficial Ownership Reporting Compliance
         -----------------------------------------

None of the Company's officers or directors has filed reports on Forms 3, 4 & 5 with the Securities and Exchange Commission. Officers and directors file similar insider reports with The Alberta Stock Exchange as required.

ITEM 11 -- EXECUTIVE COMPENSATION

During Fiscal 1999, the Company employed a total of five executive officers. The aggregate cash compensation (including salaries, fees, commissions, bonuses paid for services rendered during the most recently completed fiscal year, bonuses paid during the most recently completed fiscal year for services rendered in a previous year, and any compensation other than bonuses earned during the most recently completed fiscal year the payment of which was deferred) paid to such executive officers by the Company and its subsidiaries for services rendered during Fiscal 1999 was approximately $250,000. No one officer received compensation exceeding $70,000.

There were no amounts set aside or accrued by the Company during Fiscal 1999, to provide pension, retirement or similar benefits for the officers and directors of the Company, pursuant to any existing plan, contract, authorization or arrangement provided or contributed to by the Company.

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

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1989
                                                                         Page 28

ITEM 12 --  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the amount of Common Shares beneficially owned by directors and executive officers of the Company and each person known by the Company to be beneficial owner of more than five percent of the Common Shares as of the date hereof.

1.   Directors and Officers Shareholdings

        -------------------------------------------------------------------------------
                                           Amount and Nature of
         Name of Beneficial Owner        Beneficial Ownership/(a)/   Percent of Class/(b)/
         ------------------------        -----------------------    ----------------
        -------------------------------------------------------------------------------
          J. Douglas Elliott                        NIL                  NIL
        ------------------------------------------------------------------------------
          R. Bruce Freeman                         15,000           Less than 1%
--------------------------------------------------------------------------------------
          Lynn Elliott                              NIL                  NIL
--------------------------------------------------------------------------------------
          Michael J. Perkins                        NIL                  NIL
                                   ---
---------------------------------------------------------------------------------------
All executive officers and directors as a group    15,000           Less than 1%
                                                   ======
---------------------------------------------------------------------------------------

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

2.   Other Shareholdings Exceeding Five Percent (5%)

     David A. Williams indirectly beneficially owns 2,448,808 Common Shares representing 14.4% of the Common Shares outstanding as of the date hereof. Mr. Williams is beneficially entitled to acquire additional Common Shares upon the issuance of certain finder's fee conversion Common Shares numbering 1,121,230 on a post-consolidated basis, and upon any conversion of the Company's outstanding Debentures. Mr. Williams indirectly beneficially, including through Roxborough Holdings Limited, owns $3,191,000, or all, of the Company's outstanding Debentures. The extent and timing of the issuance of these shares is not determined as of the date hereof. Although management does not anticipate any change of control of the Company resulting from the future issuance of additional Common Shares beneficially to Mr. Williams, the potential for a change of control exists.

ITEM 13 --  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. The Company agreed to enter into a 5-year management services agreement, which was approved by the shareholders, made between the Company and a private management company beneficially owned and controlled by R. Bruce Freeman, the Vice Chairman, CFO and Treasurer of the Company, and Elliott & Associates, Inc., which provides the services of J. Douglas Elliott, as the Chairman, CEO and President of the Company. The management services agreement provided for: a term commencing effective 1 March 1996 and expiring 31

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 29

     January 2000; the reimbursment of unpaid historical services provided to the Company together with expenses incurred from 1 September 1994 up to and including 29 February 1996, by the issuance of shares; the payment of an annual management fee to be determined, plus industry standard benefits and reimbursement of all reasonable out-pf-pocket expenses incurred on behalf of the Company; and, the issuance of incentive bonus shares to be earned annually based upon performance thresholds to be determined.

     As of the date hereof, the Company has not been capable of complying with all its obligations under this management services agreement. Accordingly, subject to regulatory approval and future events, it is proposed that these obligations may be settled in full satisfaction by the issuance of debt conversion common shares, the extent and timing of which is not determined as of the date hereof.

  2. The Company retains Armstrong Perkins Hudson, Barristers and Solicitors, of which Michael J. Perkins, the Company's Corporate Secretary is a partner, to perform specialty securities work and for general corporate organizational matters, for which the Company incurred fees of $31,000 during Fiscal 1999.

  3. Elliott & Associates, Inc., which provides the services of J. Douglas Elliott as Chairman, President and CEO of the Company, was, for purposes of administration, appointed Trustee under the Debenture Trust Indenture governing the Company's outstanding Debentures (see ITEM 7 - Management's
                                                                  ------------
     Discussion & Analsyis of Financial Condition and Result of Operations;
     ---------------------------------------------------------------------
     Conversion of Secured Debt.)
     --------------------------

  4. See ITEM 12(2) - Security Ownership of Certain Beneficial Owners and
                      ---------------------------------------------------
     Management; Other Shareholdings Exceeding Five Percent. The Company has
     ----------  ------------------------------------------
     received both regulator and shareholder approval to pay Roxborough Holdings Limited, which holds certain of the Debentures, a $121,230 finder's fee in respect of funds raised through its efforts. This obligation is payable in 1,212,300 new post-conversion common shares on the basis of $0.10 per new common share and will be paid after the share consolidation has occurred.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 30

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K
                                                                            Page
                                                                            ----

(A) 1. Index to Audited Consolidated Financial Statements of Power
       -----------------------------------------------------------
                    Plus Corporation                                         F-1
                    ----------------

       Auditors' Report dated 9 April 1999                                   F-2

       Consolidated Balance Sheets for the fiscal years ended
             31 January 1999 and 1998                                        F-3

       Consolidated Statements of Operations for the fiscal years
             ended 31 January 1999, 1998 and 1997                            F-4

       Consolidated Statements of Deficit for the fiscal years
             ended 31 January 1999, 1998 and 1997                            F-5


       Consolidated Statements of Changes in Financial Position for the
             fiscal years ended 31 January 1999, 1998 and 1997               F-6

       Notes to Consolidated Financial Statements                            F-7



    2. Index of Financial Statement Schedules
       --------------------------------------

       None


    3. Exhibits
       --------

       The exhibits listed on the accompanying index of exhibits are filed as part of this Annual Report on Form 10-K.


(b)    Reports on FORM 8-K

       None

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 31
(c)    Index of Exhibits


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

  Power Plus Corporation                                               FORM 10-K
                                                            Fiscal Year End 1999
                                                                         Page 32

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
                                                           -------------------
Act of 1934, the registrant has duly caused this report to be signed on its
-----------
behalf by the undersigned, thereunto duly authorized.

                                    Power Plus Corporation


Date: 28 May 1999                   By:   /s/ J. Douglas Elliott
                                          ----------------------

                                              J Douglas Elliott
                                           Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report
                                    -------------------------------
has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 28th day of May 1999.


                                          /s/ J. Douglas Elliott
                                          ----------------------
                                              J Douglas Elliott
                                         Chairman, CEO and President
                                          (Principal Executive Officer)



                                          /s/ R. Bruce Freeman
                                          ---------------------
                                              R Bruce Freeman
                                              Vice Chairman, CFO
                                          (Principal Financial and Accounting
                                                   Officer)



                                          /s/ V Lynn Elliott
                                          -------------------
                                              V. Lynn Elliott

                            Power Plus Corporation



                   Audited Consolidated Financial Statements


                      For the year ended 31 January 1999

                                ("Fiscal 1999")

Power Plus Corporation                                               Fiscal 1999
                                               Consolidated Financial Statements
                                                                          Page 1

Index to Audited Consolidated Financial Statements


                                                                           Page

       Auditors' Report dated 9 April 1999                                   2

       Consolidated Balance Sheets for the fiscal years ended
               31 January 1999 and 1998                                      3

       Consolidated Statements of Operations for the fiscal years ended
               31 January 1999, 1998 and 1997                                4

       Consolidated Statements of Deficit for the fiscal years ended
               31 January 1999, 1998 and 1997                                5

       Consolidated Statements of Changes in Financial Position for the
               fiscal years ended 31 January 1999, 1998 and 1997             6

       Notes to Consolidated Financial Statements                            7

BDO Dunwoody LLP
Chartered Accountants


                               Auditors' Report


     To the Board of Directors of Power Plus Corporation:

     We have audited the consolidated balance sheets of Power Plus Corporation as at 31 January 1999 and 1998 and the consolidated statements of operations, deficit and changes in the financial position for each of the years in the three-year period ended 31 January 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

     In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at 31 January 1999 and 1998 and the results of its operations and the changes in its financial position for each of the years in the three-year period ended 31 January 1999 in accordance with generally accepted accounting principles in Canada.


                               __________________

                              "BDO Dunwoody LLP"
                             Chartered Accountants
                                Toronto, Canada

                                 9 April 1999



                     Comments By Auditors for U.S. Readers
                     on Canada - U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2(b) to the financial statements. Our report to the shareholders dated 9 April 1999 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

                                                                     Fiscal 1999
                                               Consolidated Financial Statements
                                                                          Page 3

                            Power Plus Corporation
                          Consolidated Balance Sheets
                               as at 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                                1999                1998
                                                                                ----                ----
                          Assets

Current assets:
      Cash and cash equivalents                                          $      567,614       $     147,590
      Accounts and note receivable - see Note 3                                 488,270             342,842
      Inventory                                                                       0             756,375
      Prepaid expenses                                                           14,400              68,907
                                                                         --------------       -------------
                                                                              1,070,284           1,315,714

Capital assets, net - see Note 5                                                      0           1,288,846
Deferred charges, net - see Note 6                                                    0             253,680
Other assets, net - see Note 6                                                        0             546,328
                                                                         --------------       -------------
                                                                         $    1,070,284       $   3,404,568
                                                                         ==============       =============

                       Liabilities

Current accounts payable and accrued liabilities                         $      210,206       $   4,972,866
                                                                         --------------       -------------
Long-term liabilities
      Non-cash accrued liabilities & interest payable - see Note 7              619,939             762,944
      10% Bridge loan notes payable - see Note 7                                      0           4,081,250
      10% Convertible debentures payable - see Note 7                         3,191,000           1,900,000
       Special Notes - see Note 8                                                     0           5,020,000
                                                                         --------------       -------------
                                                                              3,810,939          11,764,194
                                                                         --------------       -------------
                                                                              4,021,145          16,737,060
                                                                         --------------       -------------

               Shareholders' (deficiency)

Share capital - see Note 9
     Authorized at no par value:
         An unlimited number of common shares
         An unlimited number of preferred shares
     Issued: 16,913,389 common shares (1998 - 8,060,766)                      1,118,456           9,577,678
Convertible component of Special Notes - see Note 8                                   0           1,400,000
Deficit  - see Note 9(d)                                                     (4,069,317)        (24,310,170)
                                                                         --------------       -------------
                                                                             (2,950,861)        (13,332,492)
                                                                         --------------       -------------
                                                                         $    1,070,284       $   3,404,568
                                                                         ==============       =============

  The accompanying notes are an integral part of these financial statements.

                                                                     Fiscal 1999
                                               Consolidated Financial Statements
                                                                          Page 4

                            Power Plus Corporation
                     Consolidated Statements of Operations
                         for the year ended 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                      1999               1998              1997
                                                                      ----               ----              ----
Sales                                                             $   585,035      $   8,049,418      $  4,080,598
Cost of sales                                                         461,995          6,596,747         2,389,115
                                                                  -----------      -------------      ------------
         Gross profit                                                 123,040          1,452,671         1,691,483
                                                                  -----------      -------------      ------------
Expenses
         Operating and administration                               2,235,279         15,320,099         7,105,723
         Asset write-down - see Notes 4, 5 & 6                        670,209          3,247,521                 0
         Financing charges payable in stock - see Notes 7 & 8         490,485            762,944                 0
         Amortization                                               1,069,019          1,222,018           273,187
                                                                  -----------      -------------      ------------
Loss from operations                                                4,341,952         19,099,911         5,687,427
Gain from sale/abandonment of Subsidiaries - see Note 4             3,882,805                  0                 0
                                                                  -----------      -------------      ------------
Net loss for period                                               $   459,147      $  19,099,911      $  5,687,427
                                                                  ===========      =============      ============


Loss per share - see Note 9
Net Loss per share                                                $      0.03      $        3.04      $       2.54
Weighted average number of common shares outstanding               14,390,876          6,291,746         2,238,281

  The accompanying notes are an integral part of these financial statements.

                                                                     Fiscal 1999
                                               Consolidated Financial Statements
                                                                          Page 5

                            Power Plus Corporation
                      Consolidated Statements of Deficit
                               as at 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                           1999                 1998                1997
                                                           ----                 ----                ----
Deficit, beginning of period                          $  24,310,170         $  5,210,259      $  26,193,657

Net loss for period                                         459,147           19,099,911          5,687,427

Stated capital reduction  - see Note 9                  (20,700,000)                   0        (26,670,825)
                                                      -------------         ------------      -------------
Deficit, end of period                                $   4,069,317         $ 24,310,170      $   5,210,259
                                                      =============         ============      =============

  The accompanying notes are an integral part of these financial statements.

                                                                     Fiscal 1999
                                               Consolidated Financial Statements
                                                                          Page 6

                            Power Plus Corporation
           Consolidated Statements of Changes in Financial Position
                         for the year ended 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                        1999              1998             1997
                                                                        ----              ----             ----
Cash provided by (used in) operating activities
    Loss for period                                                $  (459,147)      $(19,099,911)       $(5,687,427)
    Items not affecting cash

       Gain on sale/abandonment of Subsidiaries - see Note 4        (3,882,805)                 0                  0
       Asset write-down - see Notes 4,5 & 6                            670,209          3,247,521                  0
       Financing charges payable in stock - see Notes 7 & 8            490,485            762,944                  0
       Amortization                                                  1,069,019          1,222,018            273,187
                                                                   -----------       ------------        -----------
                                                                    (2,112,239)       (13,867,428)        (5,414,240)
    Changes in non cash operating items
       Accounts receivable                                             342,842           (140,521)          (138,318)
       Inventory                                                       756,375          1,053,154         (1,809,529)
       Prepaid expenses                                                 54,507            326,942           (376,089)
       Accounts payable and accrued liabilities                     (4,762,659)         2,257,053          2,208,605
       On sale/abandonment of Subsidiaries - see Note 4              3,955,812                  0                  0
                                                                   -----------       ------------        -----------
                                                                    (1,765,362)        (2,489,550)        (5,529,571)
                                                                   -----------       ------------        -----------
Cash provided by (used in) financing activities
    Issue of common shares and warrants                                      0          2,179,378          8,082,641
    10% Convertible debentures payable                               1,291,000          1,900,000                  0
     10% Bridge Loan Notes payable                                           0          4,081,250                  0
                                                                   -----------       ------------        -----------
                                                                     1,291,000          2,179,378          6,000,000
                                                                   -----------       ------------        -----------
Cash provided by (used in) investing activities
    Proceeds on sales of subsidiary and assets - see Note 4            894,386                  0                  0
    Purchase of Capital Assets                                               0         (1,983,481)        (2,671,310)
    Deferred charges                                                         0                  0           (550,573)
    Purchase of other assets                                                 0                  0           (961,232)
                                                                   -----------       ------------        -----------
                                                                       894,386         (1,983,481)        (4,183,115)
                                                                   -----------       ------------        -----------
Increase (decrease) in cash during period                              420,024         (4,193,743)         4,339,955

Cash, beginning of period                                              147,590          4,341,243              1,288
                                                                   -----------       ------------        -----------
Cash, end of period                                                $   567,614       $    147,590        $ 4,341,243
                                                                   ===========       ============        ===========

  The accompanying notes are an integral part of these financial statements.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                      Page F - 7

Notes to the Consolidated Financial Statements

1.   Nature of Business

     Power Plus Corporation's wholly-owned subsidiaries Power Plus USA, Inc. ("PPUSA") and Power Plus Canada, Inc. ("PPCan"), (collectively, "Power Plus" or the "Company"), operated 22 retail stores at the conclusion of the fiscal year ended 31 January 1998 ("Fiscal 1998") and 51 retail stores at the conclusion of the fiscal year ended 31 January 1997 ("Fiscal 1997") under the trade name Powerful Stuff! The stores operated from leased premises in major enclosed shopping malls in the US and Canada. On 31 January 1998, PPUSA made a voluntary assignment under Chapter 11 of the US Bankruptcy code and, on 29 June 1998, the operating assets of PPUSA were sold and it ceased operations. Effective 31 October 1998, the shares of PPCan were sold to a third party pursuant to a proposal made by PPCan in accordance with (S)50.4(1) of the Bankruptcy and Insolvency Act Canada
                                       -----------------------------
     ("Proposal") and with the approval of both creditors and the court. At the date of sale PPCan operated six stores. Accordingly, there were no stores operating as at 31 January 1999.

2.   Significant Accounting Policies

     a)   Basis of Presentation

          Power Plus Corporation was incorporated on 15 December 1986 under the Business Corporations Act, Alberta.
          -------------------------

          These consolidated financial statements are prepared in accordance with generally accepted accounting principles in Canada and are expressed in Canadian Dollars. The results of operations of the Company for Fiscal 1999 include the results of operations of its subsidiaries only for the period during which they were operating under its control. No subsidiary assets or liabilities are included in the balance sheet as at 31 January 1999.

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

          The Company has incurred significant losses to date and as at 31 January 1999 had no commercial operations. The continuation of the Company as a going concern is dependent upon the identification and commencement of profitable commercial operations and the availability of the necessary operating and long-term financing. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

     c)   Inventory

          Inventory consisted of merchandise held for resale and store fixtures and kiosks not yet put into use and was carried at the lower of cost or estimated net realizable value. Cost of merchandise inventory was determined using the first-in, first-out inventory valuation method.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                      Page F - 8

     d)   Foreign Currency Translation

          The operations of PPUSA were considered integrated with the Company and accordingly it accounted for the translation of foreign currency transactions and related financial statement items using the temporal method. Under this method, monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical exchange rates and revenue and expense items are translated at average rates of exchange for the period in which they occur. Exchange gains and losses were included in the determination of net income.

     e)   Capital Assets

          Capital assets were initially recorded at cost. Amortization was calculated on a straight-line basis on the original cost over the following estimated useful lives:

                    Leasehold improvements                       10 years
                    Store kiosks, furniture and fixtures          5 years
                    Store design and set-up costs                 3 years

          Costs capitalized for new stores and kiosks included all design, delivery, installation and construction costs.

     f)   Deferred Charges

          Deferred charges were initially recorded at cost. These included patent and trademark filing costs, intellectual properties, cost of raising capital and such other costs such as restructuring and reorganizing costs that were properly deferred to be matched against the result of the expenditure. Costs of raising capital were deferred until such time as the related transactions were completed. The cost of issuing the Special Notes was amortized over the period from their issuance until their conversion.

          The provision for amortization was calculated on a straight-line basis on the original cost over the following estimated useful lives:

              Trade marks, trade names, intellectual properties   10 years
              Customer list                                       10 years
              Deferred cost of raising equity capital             until transaction completed
              Costs for issuing Special Notes                     over five-year life of Special Notes

     g)   Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and convertible promissory notes. No financial assets or liabilities were denominated in foreign currencies at 31 January 1999. As at 31 January 1998 approximately $277,000 of financial assets and $3,513,000 of financial liabilities was denominated in US Dollars and the Company was exposed to currency risk accordingly. It is management's opinion that the Company is not exposed to interest rate or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

     h)   Accounting Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                      Page F - 9

3.   Note Receivable

     The note receivable of $488,270 is included in accounts and notes receivable includes a secured promissory note of $483,504 which arises on the sale of PPCan (see Note 4). It is due in equal weekly installments through July 1999 and bears interest at 10% per annum.

4.   Gain on Sale and Abandonment of Subsidiaries

     a) On 8 May 1998 PPCan filed its Proposal that was approved at the meeting of creditors held on 11 September 1998, and court approval of the Proposal was final on 7 October 1998. On 27 November 1998 the Company completed the sale of PPCan to a third party for total consideration of $1,211,000 consisting of cash of $638,000 and secured promissory notes receivable of $573,000. As a condition of the sale, the third party advanced PPCan approximately $638,000 to pay the Proposal Trustee, to enable it to fund its obligations to the creditors in accordance with the terms of the Proposal, and pay certain administrative and operating costs incurred after 8 May 1998. As a result, all claims of the creditors of PPCan as compromised will be fully satisfied. In connection with the sale of PPCan, the Company sold, transferred and assigned PPCan's secured debt, in recognition of the repayment by PPCan of a portion of the indebtedness, and its right, title and interest to the proprietary names, marks and styles "Powerful Stuff" and "Powerful Connections" for $100,000 cash consideration. The Company has realized a non-cash gain as a result of the sale of $1,399,280.

     b) In June 1998 PPUSA ceased carrying on business and the Company sold certain operating assets, including its customer lists, to an arm's-length party for cash consideration of US$125,000 and the assumption of certain liabilities in the aggregate amount of US$377,000. The remaining capital assets of PPUSA, consisting primarily of store fixtures and leasehold improvements, were abandoned where situated in various locations to offset existing liabilities to landlords. As management has abandoned its interest in PPUSA and does not expect to recommence its operations or to assume any responsibility for its remaining liabilities, its financial position as at 31 January 1999 is not reflected in the consolidated balance sheet. The Company realized a non-cash gain of $2,485,525 resulting from the abandonment of these assets and the remaining liabilities of PPUSA.

5.   Capital Assets

     The Company has no material Capital Assets as at 31 January 1999.

     In the circumstances, in Fiscal 1999 the remaining Capital Assets of PPCAN were written down to their value realized on sale and those of PPUSA were written-off. As at 31 January 1998 the Capital Assets of the Subsidiaries were written down to their then estimated net realizable value, which consisted of the following:

                                                 --------------------------------------------
                                                                  Accumulated
                                                       Cost      amortization        Net
                                                                 & write downs
                                                 --------------------------------------------
                                                                31 January 1998
                                                 --------------------------------------------
        Kiosks, store fixtures and equipment          3,307,692       2,226,744     1,080,948
        Leasehold improvements                          307,682         101,962       205,720
        Store design and set-up costs                    34,746          32,568         2,178
                                                     ----------      ----------    ----------
                                                     $3,652,149      $2,363,303    $1,290,875
                                                     ==========      ==========    ==========

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                     Page F - 10

6.   Deferred Charges and Other Assets

     The Company has no deferred charges as at 31 January 1999. Deferred charges as at 31 January 1998 consisted of the deferred cost of raising capital for the Company while the transaction was still pending. Costs included fees paid to the Company's fiscal agent for raising the funding for the Special Notes and certain restructuring and reorganizing costs.

                                                    ------------------------------------------
                                                                   Accumulated
                                                        Cost      amortization        Net
                                                                  & write downs
                                                    ------------------------------------------
                                                                 31 January 1998
                                                    ------------------------------------------
     Trade marks, trade names and intellectual
     properties                                          276,232         276,232             0
     Customer list                                       685,000         138,672       546,328
                                                      ----------        --------      --------
     Other assets                                        961,232         414,904       546,328

     Deferred issuing cost of capital and
     long-term debt                                      795,560         541,880       253,680
                                                      ----------        --------      --------
                                                      $1,756,792        $956,784      $800,008
                                                      ==========        ========      ========

     The deferred issuing cost pertaining to a proposed and pending prospectus financing that management abandoned was written off in Fiscal 1998.

7.   Short-term Debt

     a)   Bridge Loan Notes

          Effective 24 July 1998, the Company converted certain short-term debt notes it had executed and delivered (the "Bridge Loan Notes") during Fiscal 1998 evidencing an aggregate principal amount of $4,081,250 in unsecured loans bearing interest at an annual rate of 10%. The conversion rate was $1.25 per Common Share. As a term of the Bridge Loan Notes, the Company obtained regulatory approval to reserve 180,000 Common Shares, with an ascribed value of $450,000, for issuance to the Bridge Loan Note holders as bonus shares. The Company issued 3,771,858 Common Shares as payment in full of all obligations, including accrued interest of $408,572, to Bridge Loan Note holders for all debts and sums of money due and owing by the Company to the Bridge Loan Note holders upon the basis of a conversion price of $1.25 per Common Share.

     b)   Convertible debentures

          The private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000, maturing on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company was proposed and conditionally approved by shareholders, subject to regulatory approval. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, during Fiscal 1999 the Company abandoned the 1998 Debentures. Accordingly, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998 providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                     Page F - 11

          Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. The Debentures are convertible, in whole or in part, on or before maturity, at the option of the holders into common shares of the Company at a conversion price equal to $0.10 per new post-consolidation common share (see Note 9(g)). Accrued non-cash interest payable to 31 January 1999 was $319,939.


8.   Special Notes

     During Fiscal 1997, the Company completed a $6 million Special Notes 5-year, 10% convertible fixed and floating charge debentures private placement debt financing in accordance with the Company's Financing Plan incorporated in its Reorganization Plan. The terms of the Special Notes were convertible, in whole or in part, into Common Shares at any time, at $2.50 per Common Share and were secured by all the assets of Power Plus Corporation.

     Notwithstanding the original terms of the Special Notes and underlying Debentures, the Special Note holders agreed that, subject to shareholder and regulatory approval, the payment of any and all debts and sums of money due and owing under the Special Notes shall be paid in full and converted into Common Shares on the basis of a conversion price of $1.25 per Common Share. At a Special Meeting of common shareholders on 30 January 1998, shareholders approved the conversion of the Special Notes into Common Shares with force and effect as of 31 January 1998. On 24 April 1998, the Company converted the $6 million Special Notes, plus accrued and unpaid interest of $350,956 thereon, into 5,080,765 Common Shares at $1.25 per Common Share.

     Interest was payable on the Special Notes semi-annually on the 31/st/ day of January and July. Interest paid in cash on the Special Notes during Fiscal 1998 was $300,000 on 31 July and another $300,000 was accrued at year-end to record the liabilities for future disposition in accordance with the foregoing. Interest paid during Fiscal 1997 was $251,100.

     In the opinion of management, the convertible feature of the Special Notes had an assignable fair value of $1,400,000 at the date of issuance, which amount has been classified as a component of shareholders' equity. Correspondingly, the liability component of the Special Notes had an assignable fair value of $4,600,000 at the date of issuance and the difference between this amount and their face value is being amortized on a straight-line basis over their term. The liability component was $5,020,000 at the time of conversion and no amortization was taken for Fiscal 1999 due to the timing of the conversion of the Special Notes (Fiscal 1998 - $280,000; Fiscal 1997 - $140,000).


9.   Share Capital

     The Company arranges private placement unit financings from time to time and records the proceeds as equity upon the receipt thereof. As and when the units are exchanged for Common Shares, the Company records the issuance of shares. During Fiscal 1999, the Company reorganized its share capital as follows:

     a) On 24 April 1998, the Company completed the conversion of the $6 million, 10% fixed and floating charge secured special promissory notes debentures, converted at $1.25 per common share, resulting in the issuance of 5,080,767 Common Shares of the Company.
     b) Effective 24 July 1998, the Company converted 10% Bridge Loan notes it had executed and delivered during Fiscal 1998 evidencing an aggregate principal amount of $4,081,250 in unsecured loans bearing interest at an annual rate of 10%. The conversion rate was $1.25 per Common Share. Accordingly, the Company issued 3,771,858 Common Shares as payment in full of all obligations, including accrued interest, under the Bridge Loan Notes.
     c) None of the remaining outstanding Class A, AA, B and BB Warrants were exercised prior to their expiry in Q3 -- Fiscal 1999 and, no additional Common Shares were issued.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                     Page F - 12

     d) The Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the Company pursuant to (S)36 of the Business Corporations
                                                          ---------------------
          Act Alberta, by reducing the stated capital of the Common Shares by an
          ---
          amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares would result in the reduction of the shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.
     e) The following table sets out the changes to the stated capital and Common Shares.

                                                                          ------------------------------
                                                                             Shares          Dollars
               -----------------------------------------------------------------------------------------
                31 January 1996 balance                                    39,192,975     $ 26,016,484
               -----------------------------------------------------------------------------------------
                Pre-consolidation
                  Shares issued for payment in kind                           900,000
                  Warrants issued for cash                                                   3,773,125
                  Warrants exchanged for shares                             4,672,638
                  Total pre-consolidation old shares outstanding           44,765,613
                  Stock consolidation at 20:1 ratio                         2,238,281

                Post-consolidation
                  Exchange rights exercised for shares                      2,238,281        4,476,561
                  Warrants issued for cash & exchanged for shares              32,000           80,738
                  Cost of issuing                                                             (277,783)
                  Stated capital reduction                                                 (26,670,825)
               -----------------------------------------------------------------------------------------
                31 January 1997 balance                                     4,508,560     $  7,398,300
               -----------------------------------------------------------------------------------------
                  Warrants exercised for cash                                                2,179,378
                  Warrants exchanged for shares                             3,552,204
               -----------------------------------------------------------------------------------------
                31 January 1998 balance                                     8,060,764     $  9,577,678
               -----------------------------------------------------------------------------------------
                  Conversion of $6 million Special Note;
                    principal, conversion premium and interest              5,080,767        7,750,956

                  Conversion of Bridge Loan Notes;
                    principal, bonus shares and interest                    3,771,858        4,939,822

                  Stated capital reduction                                                 (20,700,000)

                  Value of stock to be issued for payment
                  in-kind of finder's fee (see below)                                          121,230

                  Cost of issue                                                               (121,230)
               -----------------------------------------------------------------------------------------
                31 January 1999 balance                                    16,913,389     $  1,118,456
               -----------------------------------------------------------------------------------------

     f) The Company has neither issued nor had any stock options outstanding for the past three years.

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                     Page F - 13

     g) The Company has received both regulator and shareholder approval to consolidate the Company's issued and outstanding common shares. It is the intention of the Company to complete this 1 for 5 consolidation from 16,913,389 common shares outstanding to 3,382,677 new post-consolidation common shares during Q2 -- Fiscal 2000.

     h) The Company has received both regulator and shareholder approval to pay Roxborough Holdings Limited, which holds certain of the Debentures, a $121,230 finder's fee in respect of funds raised through its efforts. This obligation is payable in 1,212,300 new post-conversion common shares on the basis of $0.10 per new common share and will be paid after the share consolidation has occurred.


10.  Income Taxes

     As at 31 January 1999 the Company had incurred certain losses for Canadian Income Tax purposes of approximately $22,200,000 (31 January 1998 - $11,000,000) from operations together with losses arising on the abandonment of PPUSA in Fiscal 1999 and the bankruptcy of certain former subsidiaries during Fiscal 1996. These losses have not been recognized for accounting purposes. The loss carry-forwards expire from 2000 through 2007 fiscal years although the ultimate extent to which they may be applied against Canadian source earnings from operations is yet to be determined.


11.  Operating Segment Information

     The Company identified its operations in Canada and the United States as separate segments. Both segments were accounted for on an identical basis. Operating segment information for the years ended 31 January 1999, 1998 and 1997 is as follows:

                                                  Canada     United States     Total
                    --------------------------------------------------------------------
                                                                 1999
                                               -----------------------------------------
                    Sales                          313,366       271,669        585,035
                    Loss from operations         3,642,833       699,119      4,341,952
                    Total assets                 1,070,284             0      1,070,284
                    --------------------------------------------------------------------
                    --------------------------------------------------------------------
                                                                 1998
                                               -----------------------------------------
                    Sales                        2,158,560     5,890,859      8,049,419
                    Loss from operations         6,641,273    12,458,638     19,099,911
                    Total assets                 1,797,282     1,607,286      3,404,568
                    --------------------------------------------------------------------
                    --------------------------------------------------------------------
                                                                 1997
                                               -----------------------------------------
                    Sales                          503,429     3,577,169      4,080,598
                    Loss from operations         3,595,000     2,092,427      5,687,427
                    Total assets                 7,422,843     3,621,011     11,043,854
                    --------------------------------------------------------------------

Power Plus Corporation                                                 FORM 10-K
                                                            Fiscal Year End 1999
                                                                     Page F - 14

12)  Differences from United States Accounting Principles

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). They comply, in all material respects, with accounting principles generally accepted in the United States of America ("US GAAP") except in certain respects, the effect of which is set out below:

     a) Classification of the Convertible Feature of the Special Notes Under Canadian GAAP the value ascribed to the convertible feature of the Special Notes was recorded as a component of shareholders' equity. The resulting difference between the face value of the Special Notes and the value at which they were initially recorded was then amortized as an operating expense over their original term. Under US GAAP this would not have been permitted and the Special Notes would have been recorded as a liability at their face value. The Special Notes were converted into Common Shares during Fiscal 1999

     b)   Extinguishment of Debt
          A portion of the gain on the sale and abandonment of subsidiaries represents the extinguishment of debts owing to creditors of the subsidiaries. Under US GAAP this portion would have been reported as an extraordinary item and loss before extraordinary items and the related loss per share information would have been presented on the statement of operations.

     The impact of the above on these financial statements is as follows:

                                                                                -------------------------------------------------
                                                                                      1999             1998             1997
                                                                                -------------------------------------------------
     Net loss per Canadian GAAP                                                   $   459,147      $19,099,911      $ 5,687,427
     Adjustments related to:
       Convertible Feature of Special Notes                                                 0          280,000          140,000
       Gain on Extinguishment of Debt                                               3,478,159                0                0
                                                                                -------------------------------------------------

     Net Loss before Extraordinary Items per US GAAP                                3,937,306       19,379,911        5,827,427

     Extraordinary Gain on Debt Extinguishment per US GAAP                         (3,478,159)               0                0
                                                                                -------------------------------------------------

     Net Loss per US GAAP                                                         $   459,147      $19,379,911      $ 5,827,427
                                                                                -------------------------------------------------
     Loss per Share per US GAAP
       Before Extraordinary Items                                                 $      0.27      $      3.08      $      2.60
       After Extraordinary Items                                                  $      0.03      $      3.08      $      2.60
                                                                                -------------------------------------------------

     Shareholders' (Deficiency) per Canadian GAAP                                ($ 4,069,317)    ($13,332,492)     $ 3,588,041
     Adjustment related to Convertible Feature of Special Notes                             0         (980,000)      (1,260,000)
                                                                                -------------------------------------------------

     Shareholders' (Deficiency) per US GAAP                                      ($ 4,069,317)    ($14,312,492)     $ 2,328,041
                                                                                -------------------------------------------------