Form 10-Q
period 1999-04-30
POWER PLUS CORP
filed 1999-06-14
CIK 853444

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



  X  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
 ---                                                         -------------------
     Act of 1934 for the quarterly period ended 30 April 1999 ("Q1", "First
     -----------
     Quarter" or "Quarter 1 of Fiscal 2000"), or

     Transition report pursuant to section 13 or 15(d) of the Securities
---                                                           ----------
     Exchange Act of 1934 for the Transition period from            to
     --------------------                                ----------     -------.

--------------------------------------------------------------------------------
Commission file number   0-18163                    CUSIP number   693501 10 8
--------------------------------------------------------------------------------


                             Power Plus Corporation
             (Exact Name of Registrant as Specified in its Charter)

  (the "Registrant", or the "Company", or the "Corporation", or "Power Plus")

--------------------------------------------------------------------------------
   Province of Alberta, Canada
   (State or other jurisdiction of incorporation)

   7850 Woodbine Avenue, Suite 201,
   Markham, Ontario, Canada                                       L3R 0B9
   (Address of principal executive offices)                       (Postal Code)

   905-479-5683
   800-769-3733                                                   905-479-8911
   (Telephone numbers)                                            (Fax number)
--------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by (S)13 or (S)15(d) of the Securities Exchange Act of 1934 during
                                        -------------------------------
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X
                                           -

As of 10 June 1999, there were 16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") outstanding. (See ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.)
----------

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                          Page 2



                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Interim Financial Statements                             3

           Consolidated Statement of Operations
               for the periods ended 30 April 1999 and 1998

           Consolidated Balance Sheet as at 30 April 1999 and 31 January 1999

           Consolidated Statement of Changes in FinancialPosition for the periods ended 30 April 1999 and 1998

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

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                          Page 3

                         Part I - Financial Information

The Company prepares its consolidated financial statements in Canadian Dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

                                 Exchange Rates

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 10 June 1999 was C$1.00 = US$0.68

Item 1.   Interim Financial Statements

                                 First Quarter
                          (period ended 30 April 1999)
                                  Fiscal 2000




               CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
                  (Amounts are expressed in Canadian Dollars)



                                                    Three-month and year-to-date
                                                       period ended 30, April
                                                    ----------------------------
                                                        1999            1998
                                                    ----------------------------
Interest revenue and sales - see Notes 1 & 5           $5,944         $469,747
Costs of sales                                              0          329,387
                                                   ----------      -----------
Gross profit                                            5,944          140,360
Expenses
   Operating and administration                       293,340        1,823,276
   Assets write-down - see Note 2                           0          227,143
   Financing charges payable in stock - see Note 5     79,774          251,178
   Amortization                                             0           63,838
                                                   ----------      -----------
(Loss) from operations                               (367,170)      (2,225,075)


Defecit, beginning of period - see Note 3           4,145,098       24,320,142
                                                   ----------      -----------
Deficit, end of period                             $4,512,268      $26,545,217
                                                   ==========      ===========

Earnings per share                                     ($0.02)          ($0.21)
Weighted average common shares outstanding         16,913,389       10,601,150

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                          Page 4

CONSOLIDATED BALANCE SHEETS  (unaudited)
(Amounts are expressed in Canadian Dollars)

                                                                      30 April 1999 31 January 1999
                                                                      ------------- ---------------
Assets
Current assets:
   Cash and cash equivalents                                          $   327,543     $   567,614
   Accounts and note receivable - see Note 4                              232,494         488,270
   Prepaid expenses                                                             0          14,400
                                                                      -----------     -----------
                                                                      $   560,037     $ 1,070,284
                                                                      ===========     ===========
                                  Liabilities

Current accounts payable and accrued liabilities                      $    63,136     $   210,206
                                                                      -----------     -----------
Long-term liabilities
   Non-cash accrued liabilities and interest payable - see Note           699,713         619,939
   10% Convertible debentures payable - see Note 5                      3,191,000       3,191,000
                                                                      -----------     -----------
                                                                        3,890,713       3,810,939
                                                                      -----------     -----------
                                                                        3,953,849       4,021,145
                                                                      -----------     -----------

                          Shareholders' (deficiency)

Share capital - see Note 6
   Authorized at no par value:
     An unlimited number of common shares
     An unlimited number of preferred shares
  Issued: 16,913,389 common shares (1998 - 16,913,389)                  1,118,456       1,118,456
Deficit - see Note 3                                                   (4,512,268)     (4,069,317)
                                                                      -----------     -----------
                                                                       (3,393,812)     (2,950,861)
                                                                      -----------     -----------
                                                                      $   560,037     $ 1,070,284
                                                                      ===========     ===========

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                          Page 5
CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION  (unaudited)
    (Amounts are expressed in Canadian Dollars)

                                                                                Three-month and year-to-date
                                                                                    period ended 30 April
                                                                              --------------------------------
                                                                                   1999             1998
Cash provided by (used in) operating activities
    (Loss) for period                                                           ($367,170)      ($2,225,075)
     Items not affecting cash
               Asset write-down - see Note 2                                            0           227,143
               Financing charges payable in stock - see Note 5                     79,774           251,178
               Amortization                                                             0            63,838
                                                                              -----------      ------------
                                                                                 (287,396)       (1,682,916)

Changes in non cash operating items
               Accounts receivable                                                100,221           195,536
               Inventory - see Note 1                                                   0           338,443
               Prepaid expenses                                                    14,400           (26,294)
               Accounts payable and accrued liabilities                          (147,070)          351,886
                                                                               ----------      ------------
                                                                                 (319,845)         (823,345)
                                                                               ----------      ------------
 Cash provided by (used in) financing activities
    Non-cash accrued liabilities & interest payable - see Note 5                   79,774            12,844

    10% Convertible debenture - see Note 5                                              0           750,000
    Issue of Common Shares                                                              0         5,192,730

    Special Notes                                                                       0        (5,020,000)
                                                                               ----------      ------------
                                                                                   79,774           935,574
                                                                               ----------      ------------
 Cash provided by (used in) investing activities
    Purchase of capital assets                                                          0           (56,013)
                                                                               ----------      ------------


 Increase (decrease) in cash during period                                       (240,071)           56,216

 Cash, beginning of period                                                        567,614           147,590
                                                                               ----------      ------------
 Cash, end of period                                                           $  327,543      $    203,806
                                                                               ==========      ============

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                          Page 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1: The Consolidated Financial Statements are for the three-month year-to-date period ended 30 April 1999, pertaining to the current fiscal year ending 31 January 2000 ("Fiscal 2000"), and the corresponding period ended 30 April 1998, pertaining to the fiscal year ended 31 January 1999 ("Fiscal 1999"). Q1 -- Fiscal 2000 statements include the results of operations of the Company whereas Fiscal 1999 statements include the results of operations of Power Plus Corporation and its wholly owned subsidiaries Power Plus USA, Inc. ("PPUSA") and Power Plus Canada, Inc. ("PPCan") only for the period during Fiscal 1999 when they were operating under its control. Accordingly, there are no assets or liabilities of these subsidiaries included in the balance sheets. (See
        Item 2 - Management Discussion and Analysis.)

        In the opinion of management, the Consolidated Balance Sheet as at 30 April 1999 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month year-to-date periods ended 30 April 1999 and 1998, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

        The Consolidated Balance Sheet as at 30 April 1999 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month year-to-date periods ended 30 April 1999 and 1998 are unaudited. The Consolidated Balance Sheet for Fiscal 1999 was audited and reported to shareholders (see the SEC FORM 10-K Registration Statement for Fiscal 1999, as previously filed). These interim quarterly Consolidated Financial Statements and notes do not contain certain information included in the Company's Audited Annual Consolidated Financial Statements and the notes thereto.

Note 2: On 31 January 1998, PPUSA made a voluntary assignment under Chapter 11 of the US Bankruptcy code and, on 29 June 1998, certain assets of PPUSA were sold. On 8 May 1998, PPCan filed a Notice of Intention to Make a
                                                -----------------------------
        Proposal pursuant to '50.4(1) of the Bankruptcy and Insolvency Act
        --------                             -----------------------------
        Canada ("Proposal"). Effective 30 October 1998, the shares of PPCan were sold to a third party pursuant to the Proposal and with the approval of both creditors and the court. At the date of sale PPCan operated six stores and, accordingly, the Company operated no stores after the sale. The insolvency of PPUSA and sale of PPCan resulted from the Company's inability to continue funding start-up operations pending attaining critical mass and profitability. Accordingly, the Q1 - Fiscal 1999 interim financial statements reflected the write-down of PPCan's assets in the amount of $227,143 for the wind-up of PPUSA's operations, the reduction in PPCan's operations, and reported such other accounting adjustments that are required to conform to generally accepted accounting principles applicable in the circumstances. The implementation of the Proposal, including the payment of the dividend from the fund to the creditors of PPCan, will have no future effect on the balance sheet of the Company. (See Item 2 - Management Discussion and Analysis.)

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                          Page 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited), continued

Note 3: The Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the Company's stated capital pursuant to (S)36 of the Business Corporations Act
                                                -------------------------
        Alberta, by an amount up to but not to exceed $20,700,000. This reduction of stated capital was offset by a corresponding reduction of the shareholders' deficiency. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

        The Company agreed to and was approved to pay a $121,230 finder's fee in respect of funds raised. This obligation is payable in 1,212,300 new post-conversion common shares on the basis of $0.10 per new common share and will be paid after the share consolidation has occurred. (See note 6, below) The accrual of this non-cash cost of issue was made in Q1 - Fiscal 2000.

Note 4: Accounts and notes receivable of $232,494 represent the BPI secured promissory note that arose on the sale of PPCan. It is due in equal weekly installments through July 1999 and bears interest at 10% per annum.

Note 5: The private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000, maturing on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company, was proposed and conditionally approved by shareholders, subject to regulatory approval. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, during Fiscal 1999 the Company abandoned the 1998 Debentures. Accordingly, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998, providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. The Debentures are convertible, in whole or in part, on or before maturity, at the option of the holders into common shares of the Company at a conversion price equal to $0.10 per new post-consolidation common share (see Note 6, below).

        Accrued non-cash interest payable for Q1 - Fiscal 2000 in the amount of $79,774 (to 31 January 1999 was $319,939) is payable in-kind at the time of repayment or by the issuance of common shares if converted at the option of the holders.

Note 6: The Company has received both regulator and shareholder approvals to consolidate the Company's issued and outstanding common shares. It is the intention of the Company to complete this 1 for 5 consolidation, from 16,913,389 Common Shares to 3,382,677 new post-consolidation common shares, during Q2 -- Fiscal 2000.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                          Page 8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A) Corporate Overview

  Investing is the priority for Power Plus Corporation, a public company dual listed on The Alberta Stock Exchange in Canada and the Over-The-Counter ("OTC") Electronic Bulletin Board in the United States. The primary activities of the Company fall into two categories: investing in operating companies; and, carrying on business through subsidiary operating companies. Accordingly, Power Plus Corporation has been the parent of subsidiaries that hire employees, procure merchandise for resale, purchase or build capital assets and carry on specialty retail businesses operating in Canada and the US, primarily selling batteries and battery-related products, wireless telecommunications products and portable fashion electronics.

  The Company's earlier 1996 Reorganization Plan, PLAN 2000, was management's 5-year business plan that prescribed how the Company proposed to roll out its Powerful Stuff specialty niche retail business throughout North America. PLAN 2000 incorporated a detailed financing plan setting out the framework for providing a total of $49.1 million over its initial 3 years. The timeliness and availability of this capital, which was being raised through the junior public capital markets in Canada, was critical to the success of PLAN 2000. This capital was vital to the Company's growth, but its availability was dependent upon macroeconomic factors outside the Company's control. The goal was critical mass, that point when adequate retail outlets were open, operational and achieving at least annualized breakeven cash flow - at which time the business could be financially self-sustaining. Beyond this, the projected cash flow from store profit could ultimately make the Company's growth internally funded.

  With the Company's biggest challenge being the availability of capital, management could not have foreseen the adversity represented by the devastation to the junior capital markets in Canada during 1997, afflicted with the BREX Resources mining scandal and infected by the decline of the Asian markets. These debilitating circumstances were exacerbated by the substantial devaluation of the Canadian against the US Dollar, especially critical in light of PLAN 2000's emphasis on US expansion and the burdensome appetite for US currency but whose capital was being raised in Canadian dollars. Despite management's best efforts to act responsibly during this period of uncertainty, these times ultimately called for strong preservation measures. Consequently, on 31 January 1998 PPUSA sought protection under Chapter 11 of the US Bankruptcy Code. PPUSA remained in possession of its
                       ---------------
  assets. With no expectation of any short-term improvement in this crisis, the Company subsequently announced on 8 May 1998, that PPCan/1/ had also sought protection from creditors by filing a Proposal under the Bankruptcy and
                                                           --------------
  Insolvency Act Canada. PPCan remained in possession of its assets pending a
  --------------
  determination as to whether the operations could be refinanced or sold as a going concern.

  The Canadian junior capital markets only continued to deteriorate, so despite the Company's efforts, the prospects of refinancing became unrealistic. As a result, on 29 June 1998, the Company realized its security pertaining to the indebtedness of PPUSA and foreclosed on its remaining assets and sold them, including its list of pager customers, and ceased carrying on business in the US. On 26 November 1998, the Company sold the shares of PPCan and certain related intellectual properties to an arm's-length third party that conducts a similar business in Canada. The sale was made pursuant to a share purchase agreement dated 30 October 1998, between the Company, as vendor, and Battery Plus Inc. ("BPI"), as purchaser.
---------------------

/1/ Since its acquisition in December 1988, PPCan, formerly 385729 Alberta Inc., had been inactive and did not commence to carry on business until September 1996.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                          Page 9



  All of the Company's retail operations in Canada and the US had been conducted through PPCan and PPUSA and all of the capital assets employed in carrying on the retail business were owned by them. Accordingly, and as reported in the previously filed FORM 10-K Registration Statement for Fiscal 1999, the Company no longer has any retail operations nor operating assets. The Company is currently undergoing reorganization, implementing its 1999 Reorganization Plan. In summary, the shareholders resolved as to the following matters:

  1.  To change the name of the Company to PPC Capital Corp;
  2. To authorize the consolidation of the common shares of the Company on the basis of one (1) common share for each five (5) common shares heretofore outstanding;
  3. To authorize a reduction of the stated capital of the Company by up to $20,700.000;
  4. To authorize the conversion of secured debt of the Company in an amount of up to $5,000,000 into post-consolidation common shares of the Company at a conversion price of $0.10 per post-consolidation common share;

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

  While management cannot give any assurances as to the future outlook for the Company, conditional regulatory approval to the 1999 Reorganization Plan was granted on 29 April 1999 and over the next three months, the Company will be proceeding to implement its plan and seek a professional opinion as to the extent and applicability of the Company's substantial tax loss carry forwards. Upon implementation of the 1999 Reorganization Plan and finalization of the Company's tax opinion, management intends to aggressively pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss carry forwards are expected to represent a significant asset for the Company which will be material in attracting a suitable candidate for purposes of restructuring its business affairs.

  In the circumstances of these reorganizational proceedings and as previously reported, The Alberta Stock Exchange conducted a review of the financial affairs of the Company to ascertain whether the Company was maintaining continued listing requirements. The Exchange determined that the Company, having divested what the Exchange considered to be substantially all of its operating assets, did not meet the continued listing requirements and, therefore, trading of the Company's shares was suspended at the close of business on 30 April 1999. The Company, however, is in no way impaired from continuing with its day-to-day operations, implementing the 1999 Reorganization Plan and seeking out new investment opportunities. The trading in shares of Alberta issuers is typically halted for extended periods pending closure of transactions by way of reverse take-over. The Company has been allowed until 31 December 1999 to satisfy The Exchange that upon implementation of its 1999 Reorganization Plan it has resumed compliance with minimum listing requirements. Failure to comply within this reactivation period would result in the Company's shares being delisted from The Alberta Stock Exchange.

------------------
/2/ See Note 10 in the Notes to the audited Annual Consolidated Financial Statements, in the FORM 10-K - Fiscal 1999.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                   First Quarter of Fiscal 2000
                                                                        Page 10
B)  Results of Operations

  1) Q1 - Fiscal 2000

     In accordance with foregoing, the Company continued in its role as an investment banker and, as previously reported, is currently seeking new investment opportunities. During Q1 - Fiscal 2000 the Company did not own any active subsidiary companies. Conformably, the Company's interim financial statements for Q1 -- Fiscal 2000 report the revenue and expenses of essentially the parent company's activities only and, that while the Company has positive working capital it has no long-term assets. Accordingly, comparison to prior years, and in-depth discussion and analysis are meaningless and unwarranted. In the circumstances, therefore, these financial statements are not comparable to financial statements from previous periods. Notwithstanding, the following limited discussion and analysis should be read in conjunction with the previously filed audited Annual Consolidated Financial Statements and the Notes thereto contained in the SEC FORM 10K - Fiscal 1999 filing, representing the year ended 31 January 1999.

     Consideration of Q1 business results for Fiscal 2000 and Fiscal 1999

     The following table highlights items reflected in the Company's unaudited consolidated statement of operations expressed as percentages of sales:


                                                                          Expressed as a
                                                                     Percentage of Interest
                                                                         Revenue and Sales
                                                                      (period ended 30 April)
                                                                           Three months
                                                                  ---------------------------------
                                                                          1999             1998
                                                                  ---------------------------------
Cost of sales                                                              N/A              70.1%
Operating, occupancy & administrative expenses                            6277.2%          503.6%
Net loss                                                                  6277.2%          473.7%

     The materiality of the operating results of the Company's subsidiaries that operated retail businesses compared to the business results of the parent company that operated as an investment banker, meant that measurement, reporting and comparison of business results historically focused on the retail operations that were materially more significant than the Company's investing activities. The significant change between periods reflects the significant transition of the Company's focus, as discussed above, and as reflected by abandoning the US subsidiary and selling the Canadian subsidiary. The changes reported for Q1 -- Fiscal 1999 reflected an unfavorable increase in cost of sales and decrease in gross profit, which resulted principally for these reasons:

     . PPUSA was operated as a discontinued business since the beginning of Fiscal 1999 and until it ceased carrying on business in June 1998;
     . during Fiscal 1999, PPCan retrenched and was operated on a pared-down basis, pending and until its sale in November 1998;
     . the negative impact of establishing accounting reserves and adjustments to fair market values for inventory and capital assets carrying values were included in the Fiscal 1999 accounts in anticipation of the closure of PPUSA and sale of PPCan; and,
     . the deteriorating gross profit and increasing diseconomy reflected the Company's inability to purchase merchandise inventory to sustain reasonable sales levels at the stores, in accordance with normal industry practice.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                   First Quarter of Fiscal 2000
                                                                        Page 11

     Declining sales reported for Q1 -- Fiscal 1999 meant store operating overhead was uneconomic because both the cost of direct labor and store rent, which were fixed costs incurred as long as a location was open, were too onerous, especially in light of the decreasing gross profit.

     The magnitude of reduction reported for Q1 -- Fiscal 1999 in Operating and Administration Expenses was partially nullified by accounting adjustments for reserves made primarily to PPUSA's balance sheet in concert with its Chapter 11 filing and PPCan's balance sheet to reflect the fair market value of its assets. In addition, the professional fees for winding up PPUSA and the sale of PPCan, and termination/severance payments to employees were incurred therewith.

     Accordingly, Q1 -- Fiscal 1999 Consolidated Financial Statements include the accounts of the Company, PPUSA and PPCan and report the results of the discontinued and sold operations. All significant intercompany accounts and transactions between the Company and the subsidiaries were eliminated.

     No corporate income taxes were payable in Q1 -- Fiscal 2000. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income accruing from Fiscal 1999, approximates $22 million, and is not reported in the Consolidated Balance Sheet./3/

2)   Q1 - Fiscal 1999

     The Company began Fiscal 1999 in a precarious posture. PPUSA was operating under Chapter 11 and PPCan was seriously underfunded. As the Canadian junior capital markets continued to deteriorate, the prospects of refinancing the Company's subsidiaries became unrealistic. As a result, on 29 June 1998, the Company realized its security pertaining to the indebtedness of PPUSA and foreclosed on the remaining assets of PPUSA and sold them, including its list of pager customers. The remaining capital assets of PPUSA, consisting primarily of store fixtures and leasehold improvements, were abandoned where situated in various locations to offset existing liabilities to landlords. PPUSA, discharged from its Chapter 11 Petition, ceased carrying on business.

     On 26 November 1998, the Company sold its shares of PPCan and certain related intellectual properties to BPI pursuant to a share purchase agreement dated 30 October 1998. On 11 September 1998, the creditors of PPCan accepted the offer made to them under the Proposal and the required court approval was subsequently obtained by order dated 7 October 1998, satisfying certain pre-conditions to the sale to BPI. As a result of the Proposal and the completion of the sale to BPI, all claims of the creditors of PPCan as compromised were fully satisfied.

     All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA and all of the capital assets employed in carrying on the retail business were owned by them. Accordingly, the Company as of 30 October 1998 no longer had any retail operations or operating assets.

C) Liquidity and Capital Resources

   The FORM 10-K Registration Statement for Fiscal 1999 includes more detailed discussion concerning changes to and arising from both the 1999 Reorganization Plan and the 1996 Reorganization Plan. All financing in accordance with the 1996 Reorganization Plan concluded on 30 September 1998, commensurate with the expiring of the entitlements formerly attached to Warrants (see below). During Fiscal 1999, the Company converted both the Bridge Loan Notes and Special Notes into Common Shares. As well, the Notes to
                                                                        --------
   the Consolidated Financial Statements (unaudited) included with these
   -------------------------------------

/3/   See Footnote 2, IBID.

POWER PLUS CORPORATION                                                FORM 10-Q
                                                   First Quarter of Fiscal 2000
                                                                        Page 12


   materials include particular details pertaining to current activity. Please also see (S)5 -- Summary of changes to shares and share capital, below.
                    -----------------------------------------------------

1)   1996 Special Warrant Private Placement Financing

     During Fiscal 1997, according to the 1996 Reorganization Plan, the Company completed the 1996 Special Warrant Private Placement Financing (the "1996 Special Warrants") of $4.5 million representing an aggregate of 2.25 million 1996 Special Warrants. Each 1996 Special Warrant was converted at no additional consideration into one Common Share on 31 January 1997, plus one Class B Warrant. This warrant consisted of two entitlements: firstly, entitling holders to acquire up to an aggregate of 2.25 million Common Shares; and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an aggregate of a further 2.25 million Common Shares. The 1996 Special Warrant financing terms provided that the Company would incur a 10% penalty payable by the issuance of 225,000 additional 1996 Special Warrants to the holders of the 1996 Special Warrants. The penalty was incurred. (See (S)3 and (S)5 below for details about exercise, dilution and funds raised.)

2) Fiscal 1997 Share Capital Reorganization & Consolidation and Exchange Rights Entitlements

     The reorganization and consolidation of the Company's outstanding share capital, according to the 1996 Reorganization Plan. In general terms, the Company reorganized and consolidated all of its issued old shares (of which 44,765,613 pre-consolidation shares had been issued and outstanding as of 1 November 1996) on the basis of every 20 old shares before consolidation being reorganized and consolidated into one consolidated Common Share (that is 2,238,281 post-consolidated Common Shares) and one Exchange Right. Under the terms of this consolidation, each consolidated Common Share had attached to it one exchange entitlement (the "Exchange Rights") to purchase one unit of the Company's equity (the "Exchange Rights Units") at an exercise price of $2.00 per unit on or before 31 January 1997. Effective 31 January 1997, all the Exchange Rights were converted and the Company received $4,476,562 in new capital. Each Exchange Rights Unit consisted of one Common Share plus one purchase warrant, hereinafter referred to as the Class A Warrants. The Class A Warrants consisted of two entitlements: firstly, entitling holders to purchase 2,238,281 Common Shares; and, secondly, conditional upon the exercise of the Class A Warrant, a collateral warrant, the Class AA Warrant, that entitled holders to purchase up to an aggregate of a further 2,238,281 Common Shares of the Company. (See (S)3 & (S)5 below for more details concerning exercise, dilution and funds raised.)

3)   Approval of Amendment to Certain Terms of the Class A, AA, B and BB
     Warrants

     The Company obtained shareholder approval on 30 January 1998 to amend the conversion price of all outstanding warrants to $1.25 per common share and to extend the period of time for exercise of such outstanding warrants. All other terms and conditions remained the same. However, despite the best efforts of management, because of the ongoing degeneration of the junior capital markets no additional warrants were exercised and no additional capital was raised. Accordingly, all entitlements attributed to these warrants expired 30 September 1998.

4)   Special Notes convertible debt financing

     In March 1996, in accordance with the 1996 Reorganization Plan, the Company received approval for a $6 million 5-year 10% Special Note private placement offering which was subsequently increased by $5 million in June 1997 to become $11 million 10% Special Notes. During Fiscal 1997, the Company completed a $6 million placement in two closings. Each $1,000 principal amount of Special Notes was converted into an equivalent principal amount of 5-year 10% convertible fixed and floating secured debentures that were fully secured by all the assets of the Company.


-------------------
/4/ All references in this FORM 10K are to Common Shares outstanding post-consolidation that occurred during Fiscal 1997.

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                         Page 13

     On 24 April 1998, the Company converted the $6 million Special Notes, plus accrued and unpaid interest thereon, into 5,080,767 Common Shares at $1.25 per Common Share. (See (S)5 -- Summary of changes to shares and share
                                    --------------------------------------
     capital, below.)
     -------

5)   Summary of changes to shares and share capital

     The table depicts the changes to share capital following from the 1996 Reorganization Plan and to the date hereof.

                                                                                                      Shares    Capital   Timing
                                                                                                    ----------  -------  --------
     ($ amounts are expressed in Canadian Dollars in millions; assumes maximum dilution)                       Completed
                                                                                                               ---------
   i    Consolidated, beginning share capitalization  (from 44,765,613 shares on 20:1 basis):
        a.) Post-consolidation number of Common Shares                                               2,238,281    $ 0.0  FY 1997
        b.) Capital raised from Exchange Right Units that
            included Class A & AA  Warrants:
            i)   Exchange Rights Unit converted into 1 Common                                        2,238,281    $ 4.5  FY 1997
                 Share at $2.00 & 1 Class A Warrant
            ii)  Class A Warrants exercised to purchase 1                                              197,456    $ 0.4  FY 1998
                 Common Share @ $2.00 and receive 1 Class AA Warrant
                 (Balance of Class A Warrants expired unexercised.)
            iii) Class AA Warrants exercised to purchase 1                                               4,246    $ 0.0  FY 1998
                 Common Share @ $2.50 (Balance of Class AA Warrants
                 expired unexercised.)
             iv) Agent's Option to purchase 225,000 Common                                             225,000    $ 0.5  FY 1997
                 Shares at $2.00 and receive equal number of Agent's
                 Option Class A Warrants
  ii    1996 Special Warrant Private Placement Financing
        a.) Special Warrants for $2.00 that were exchanged                                           2,250,000    $ 4.5  FY 1997
            during  first quarter of  Fiscal 1998 for Common
            Shares and an equivalent number of Class B Warrants
        b.) Class B Warrants exercised to purchase one Common                                          687,500    $ 1.3  FY 1998
            Share at $2.00 and receive one Class BB Warrant.
            (Balance of Class B Warrants and all Class BB
            Warrants issued expired unexercised.)
        c.) Penalty Special Warrants to receive 225,000 Common                                         225,000    $ 0.0  FY 1997
            Shares at  no cost and 255,000 Class B Penalty
            Warrants. (Exercised Class B Warrants included
            above.)
 iii    Conversions of Debts into Common Shares at $1.25 per share
        a.) $6 million - Special Notes (see (S)3(b)(v) -                                             5,080,767    $ 6.0  FY 1999
            Special Notes convertible debt financing, above)
        b.) $4.1 million -- Bridge Loan Notes (see (S)3(a)(ii)                                       3,771,858    $ 4.1  FY 1999
            - Financing actions and changes during Fiscal 1999,
            above)
   v    Number of Shares, fully diluted (1) / Cash Capital Raised                                   16,913,389    $22.0
  vi    Convertible indebtedness - future potential dilution
        a.) $3 million - Secured Debt (see (S)3(b)(I) -                                                                  FY 2000
            Conversion of Secured Debt, below)

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

POWER PLUS CORPORATION                                                 FORM 10-Q
                                                    First Quarter of Fiscal 2000
                                                                         Page 14

6)   Stated Capital Reduction

     As proposed in the 1999 Reorganization Plan, the Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the Company pursuant to (S)36 of the Business Corporations Act Alberta, by reducing the stated capital of the
     -------------------------
     Common Shares by an amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares also reduced shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

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

7)   Consolidation of Share Capital

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

8)   Conversion of Secured Debt

 i) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures were proposed to mature on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, the Company abandoned the 1998 Debentures. Subsequently, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998, providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. Management considered it desirable to provide for the convertibility of the Debentures, including all principal amounts advanced thereunder and interest accruing thereon, into Common Shares of the Company on the basis that the Debentures will be convertible,

POWER PLUS CORPORATION                                               FORM 10-Q
                                                  First Quarter of Fiscal 2000
                                                                       Page 15


     in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share (see (S)7 -- Consolidation of Share
                                                  ----------------------
     Capital, above). In view of the fact that the possible aggregate issuance
     -------
     of Common Shares issuable upon conversion of the Debentures represents over 25% of the Company's Common Shares currently issued and outstanding, shareholder approval was obtained at the 21 January 1999 meeting of the shareholders. The required approval of The Alberta Stock Exchange was granted on 29 April 1999.

ii) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved the implementation of a four-tiered revised corporate finance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company has accrued that will pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000. To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, and subsequent regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,212,300 post-consolidation common (see (S)7 -- Consolidation of Share Capital, above).
                                       ------------------------------
     The accrual of the non-cash cost of issue was made in Q1 - Fiscal 2000.


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

  Commencing in Fiscal 1996, all securities, including the Special Notes that were converted into Common Shares, were sold by private placement to accredited investors in Canada. These securities were issued pursuant to the governing securities laws in the applicable governing jurisdictions in Canada but were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption from registration contained in (S)4(2) of the Securities Act of 1933, as amended.
                    ----------------------

POWER PLUS CORPORATION                                                FORM 10-Q
                                                   First Quarter of Fiscal 2000
                                                                        Page 16


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

Item 5.  Other Information.
             None

Item 6.  Exhibits and Reports on Form 8-K.

     a.)    Exhibits
                    Exhibit 27  -- Financial data schedule

     b.)    Reports on Form 8-K

                    None

POWER PLUS CORPORATION                                               FORM 10-Q
                                                  First Quarter of Fiscal 2000
                                                                       Page 17

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the
                                    -------------------------------
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Power Plus Corporation


Date:  14 June 1999                 /s/ R. Bruce Freeman
                                    --------------------------------
                                    R. Bruce Freeman
                                    Vice Chairman and Chief Financial Officer

                                    (Duly authorized officer of the Registrant
                                       and its chief financial officer)