Form 10-Q
period 1999-07-31
POWER PLUS CORP
filed 1999-09-14
CIK 853444

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



  X      Quarterly report pursuant to section 13 or 15(d) of the Securities
-----                                                            ----------
         Exchange Act of 1934 for the quarterly period ended 31 July 1999 ("Q2",
         --------------------
         "Second Quarter" or "Quarter 2 of Fiscal 2000"), or

_____    Transition report pursuant to section 13 or 15(d) of the Securities
                                                                  ----------
         Exchange Act of 1934 for the Transition period from __________ to
         --------------------
         __________.

        -----------------------------------------------------------------------
          Commission file number   0-18163     CUSIP number       693501 10 8
        -----------------------------------------------------------------------


                             Power Plus Corporation

             (Exact Name of Registrant as Specified in its Charter)

  (the "Registrant", or the "Company", or the "Corporation", or "Power Plus")


        ------------------------------------------------------------------------
          Province of Alberta, Canada
          (State or other jurisdiction of incorporation)

          7850 Woodbine Avenue, Suite 201,
          Markham, Ontario, Canada                                     L3R 0B9
          (Address of principal executive offices)                 (Postal Code)

          905-479-5683
          800-769-3733                                             905-479-8911
          (Telephone numbers)                                       (Fax number)

        ------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by ss.13 or ss.15(d) of the Securities Exchange Act of 1934 during
                                        -------------------------------
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
                                              -

As of 31 August 1999, there were 16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") outstanding. (See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.)
----------

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                         FORM 10-Q
                                                  Second Quarter of Fiscal 2000
                                                                         Page 2


                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Interim Financial Statements                             3

          Consolidated Statement of Operations
             for the periods ended 31 July 1999 and 1998

          Consolidated Balance Sheet as at 31 July 1999 and 31 January 1999

          Consolidated Statement of Changes in Financial Position for the periods ended 31 July 1999 and 1998

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

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                         FORM 10-Q
                                                  Second Quarter of Fiscal 2000
                                                                         Page 3


                         Part I - Financial Information

The Company prepares its consolidated financial statements in Canadian Dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

                                 Exchange Rates

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 31 August 1999 was Canadian$1.00 : US$0.67.


Item 1.  Interim Financial Statements

                                 Second Quarter
                           (period ended 31 July 1999)
                                   Fiscal 2000

CONSOLIDATED STATEMENT OF OPERATIONS  (unaudited)

(Amounts are expressed in Canadian Dollars)

                                                                      Three-month and year-to-date      Six-month and year-to-date
                                                                         period ended 31 July             period ended 31 July
                                                                -------------------------------------------------------------------
                                                                    1999                 1998             1999               1998
                                                                -------------------------------------------------------------------
Interest revenue and sales - see Notes 1 & 5                     $    2,460       $    98,046           $    8,405      $   567,793
   Cost of sales                                                          0           115,358                    0          444,745
                                                                 ----------       -----------           ----------      -----------
   Gross profit                                                       2,460           (17,312)               8,405          123,048
Expenses
   Operating and administration                                     213,589          (427,582)             385,698        1,623,752
   Asset write-down - see Note 2                                          0           490,485                    0          490,485
   Financing charges payable in stock - see Note 5                   79,774           164,700              280,780          415,878
   Amortization                                                           0            63,915                    0          127,753
                                                                 ----------       -----------           -----------     -----------
(Loss) from operations                                             (290,903)         (308,831)            (658,073)      (2,534,821)
Non-cash gain on abandonment of subsidiary -- see Note 2                  0         2,899,033                    0        2,899,033
                                                                 ----------       -----------           ----------      -----------
Profit (Loss) for period                                           (290,903)        2,590,202             (658,073)         364,212
Deficit, beginning of period - see Note 3                         4,512,268        26,461,987            4,145,098       24,235,997
                                                                 ----------       -----------           ----------      -----------
Deficit, end of period                                           $4,803,171       $23,871,785           $4,803,171      $23,871,785
                                                                 ==========       ============          ==========      ===========

Earnings per share                                                   ($0.02)            $0.19               $(0.04)           $0.03
Weighted average common shares outstanding                       16,913,389        13,518,719           16,913,389       10,917,315

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                         FORM 10-Q
                                                  Second Quarter of Fiscal 2000
                                                                         Page 4


     CONSOLIDATED BALANCE SHEETS  (unaudited)
        (Amounts are expressed in Canadian Dollars)

                                                                               31 July 1999        31 January 1999
                                                                               ------------        ---------------
                                    Assets
     Current assets:
          Cash and cash equivalents                                             $    310,011         $    567,614
          Accounts and note receivable - see Note 4                                   34,955              488,270
          Prepaid expenses                                                                 0               14,400
                                                                                ------------         ------------
                                                                                $    344,966         $  1,070,284
                                                                                ============         ============
                                 Liabilities
     Current accounts payable and accrued liabilities                           $     59,192         $    210,206
                                                                                ------------         ------------
     Long-term liabilities
          Non-cash accrued liabilities and interest payable - see Note 5             779,489              619,939
          10% Convertible debentures payable - see Note 5                          3,191,000            3,191,000
                                                                                ------------         ------------
                                                                                   3,970,489            3,810,939
                                                                                ------------         ------------
                                                                                   4,029,681            4,021,145
                                                                                ------------         ------------
                          Shareholders' (deficiency)
     Share capital - see Note 6 Authorized at no par value:
              An unlimited number of common shares
              An unlimited number of preferred shares
          Issued: 16,913,389 common shares (1998 - 16,913,389)                     1,118,456            1,118,456
     Deficit - see Note 3                                                         (4,803,171)          (4,069,317)
                                                                                ------------         ------------
                                                                                  (3,684,715)          (2,950,861)
                                                                                ------------         ------------
                                                                                $    344,966         $  1,070,284
                                                                                ============         ============

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                          FORM 10-Q
                                                   Second Quarter of Fiscal 2000
                                                                          Page 5


CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION  (unaudited)

(Amounts are expressed in Canadian Dollars)

                                                                                            Six-month and year-to-date
                                                                                               Period ended 31 July
                                                                              ---------------------------------------------------
                                                                                           1999                        1998
                                                                              ---------------------------------------------------
Cash provided by (used in) operating activities
 (Loss) for period                                                                   $ (658,073)                $(2,534,821)
 Items not affecting cash
   Asset write-down - see Note 2                                                              0                     490,485
   Financing charges payable in stock - see Note 5                                      280,780                     415,878
   Amortization                                                                               0                     127,753
                                                                                     ----------                 -----------
                                                                                       (377,293)                 (1,500,705)
 Changes in non cash operating items                                                    (39,858)                   (190,538)
                                                                                     ----------                 -----------
                                                                                       (417,151)                 (1,691,243)
                                                                                     ----------                 -----------
Cash provided by (used in) financing activities
  Non-cash accrued liabilities & interest payable - see Note 5                          159,548                           0
  10% Convertible debenture - see Note 5                                                      0                   1,000,000
                                                                                     ----------                 -----------
                                                                                        159,548                   1,000,000
                                                                                     ----------                 -----------
Cash provided by (used in) investing activities
 Sale of capital assets                                                                       0                     753,000
                                                                                     ----------                 -----------
Increase (decrease) in cash during period                                              (257,603)                     61,757
Cash, beginning of period                                                               567,614                     147,590
                                                                                     ----------                 -----------
Cash, end of period                                                                  $  310,011                 $   209,347
                                                                                     ==========                 ===========

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                          FORM 10-Q
                                                   Second Quarter of Fiscal 2000
                                                                          Page 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1: The Consolidated Financial Statements are for the three-month and six months year-to-date periods ended 31 July 1999, pertaining to the current fiscal year ending 31 January 2000 ("Fiscal 2000"), and the corresponding period ended 31 July 1998, pertaining to the fiscal year ended 31 January 1999 ("Fiscal 1999"). Q2 -- Fiscal 2000 interim quarterly financial statements include the results of operations of the Company whereas Fiscal 1999 statements include the results of operations of Power Plus Corporation and its wholly owned subsidiaries Power Plus USA, Inc. ("PPUSA") and Power Plus Canada, Inc. ("PPCan") only for the period during Fiscal 1999 when they were operating under the Company's control. Accordingly, there are no assets or liabilities of these subsidiaries included in the balance sheets. (See Item 2 - Management Discussion and Analysis.)

        In the opinion of management, the Consolidated Balance Sheet as at 31 July 1999 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and six months year-to-date periods ended 31 July 1999 and 1998, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

        The Consolidated Balance Sheet as at 31 July 1999 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and six months year-to-date periods ended 31 July 1999 and 1998 are unaudited. The Consolidated Balance Sheet for Fiscal 1999 was audited and reported to shareholders (see the SEC FORM 10-K Registration Statement for Fiscal 1999, as previously filed). These interim quarterly Consolidated Financial Statements and Notes do not contain certain information included in the Company's Audited Annual Consolidated Financial Statements and the Notes thereto.

Note 2: On 31 January 1998, PPUSA made a voluntary assignment under Chapter 11 of the US Bankruptcy code and, on 29 June 1998 certain assets of PPUSA were sold. On 8 May 1998, PPCan filed a Notice of Intention to Make a
                                                -----------------------------
        Proposal pursuant to (S)50.4(1) of the Bankruptcy and Insolvency Act
        --------                               -----------------------------
        Canada ("Proposal"). Effective 30 October 1998, the shares of PPCan were sold to Battery Plus Inc. ("BPI"), an arms'-length party, pursuant to the Proposal and with the approval of both creditors and the court. At the date of sale PPCan operated six stores and, accordingly, the Company operated no stores after the sale. The insolvency of PPUSA and sale of PPCan resulted from the Company's inability to continue funding start-up operations pending attaining critical mass and profitability. Accordingly, the comparative Fiscal 1999 interim financial statements reflected the write-down of assets in the amount of $490,485, the wind-up of PPUSA's operations, the reduction in PPCan's operations and a non-cash gain on the abandonment of PPUSA of $2,899,033, representing the effect of reversing its obligations to arm's length creditors, and reported such other accounting adjustments that are required to conform to generally accepted accounting principles applicable in the circumstances. The implementation of the Proposal, including the payment of the dividend from the fund to the creditors of PPCan, will have no future effect on the balance sheet of the Company. (See Item 2 - Management Discussion and Analysis.)

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

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                          FORM 10-Q
                                                   Second Quarter of Fiscal 2000
                                                                          Page 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited), continued

        The Company agreed to and was approved to pay a $121,230 finder's fee in respect of funds raised. This obligation is payable in 1,212,300 new post-conversion common shares on the basis of $0.10 per new common share and will be paid after the share consolidation has occurred. (See note 6, below) Accrual of this non-cash cost of issue occurred in Q1 - Fiscal 2000.

Note 4: Accounts and notes receivable of $74,955 represent the BPI secured promissory note that arose on the sale of PPCan. It is due in equal weekly installments through July 1999 and bears interest at 10% per annum.

Note 5: The private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000, maturing on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company, was proposed and conditionally approved by shareholders, subject to regulatory approval. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, during Fiscal 1999 the Company abandoned the 1998 Debentures. In its place, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998, providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. The Debentures are convertible, in whole or in part, on or before maturity, at the option of the holders into common shares of the Company at a conversion price equal to $0.10 per new post-consolidation common share (see Note 6, below).

        Accrued non-cash interest payable for Q2 - Fiscal 2000 in the amount of $79,774 (to 31 January 1999 was $319,939) is payable in-kind at the time of repayment or by the issuance of common shares if converted at the option of the holders.

Note 6: The Company has received both regulator and shareholder approvals to consolidate the Company's issued and outstanding common shares. It is the intention of the Company to complete this 1 for 5 consolidation, from 16,913,389 Common Shares to 3,382,677 new post-consolidation common shares, during Q3 -- Fiscal 2000.

Note 7: Uncertainty due to the Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after 1 January 2000.

        The Company's operations are investment banking and administration, and it does not conduct business with customers nor is it particularly dependent on suppliers except utilities. The Company utilizes standard off-the-shelf widely used software provided by recognized companies that has been updated for Y2K issues. If the Year 2000 issue is not addressed by the Company's major suppliers and other third party business associates, the impact on the Company's operations and financial reporting may range from minor errors to significant systems failure which could affect the Company's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the Company, including those related to the efforts of suppliers or other third parties, will be fully resolved.

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                          FORM 10-Q
                                                   Second Quarter of Fiscal 2000
                                                                          Page 8


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

    The Company's earlier 1996 Reorganization Plan, PLAN 2000, was management's 5-year business plan that prescribed how the Company proposed to roll out its Powerful Stuff specialty niche retail business throughout North America. PLAN 2000 incorporated a detailed financing plan setting out the framework for providing a total of $49.1 million over its initial 3 years. The timeliness and availability of this capital, which was being raised through the junior public capital markets in Canada, was critical to the success of PLAN 2000. This capital was vital to the Company's growth, but its availability was dependent upon macroeconomic factors outside the Company's control. The goal was critical mass, that point when adequate retail outlets were open, operational and achieving at least annualized breakeven cash flow-at which time the business could be financially self-sustaining.
    Beyond this, the projected cash flow from store profit could ultimately make the Company's growth internally funded.

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

    Despite management's best efforts to act responsibly during this period of uncertainty, these times ultimately called for strong preservation measures. Consequently, on 31 January 1998 PPUSA sought protection under Chapter 11 of the US Bankruptcy Code. PPUSA remained in possession of its assets. With no
           ---------------
    expectation of any short-term improvement in this crisis, the Company subsequently announced on 8 May 1998, that PPCan/1/ had also sought protection from creditors by filing a Proposal under the Bankruptcy and
                                                             --------------
    Insolvency Act Canada. PPCan remained in possession of its assets pending a
    --------------
    determination as to whether the operations could be refinanced or sold as a going concern.

    Despite the Company's efforts, the Canadian junior capital markets only continued to deteriorate, so the prospects of refinancing became unrealistic. As a result, on 29 June 1998, the Company realized its security pertaining to the indebtedness of PPUSA and foreclosed on its remaining assets and sold them, including its list of pager customers, and ceased carrying on business in the US. On 26 November 1998, the Company sold the shares of PPCan and certain related intellectual properties to an arm's-length third party that conducts a similar business in Canada. The sale was made pursuant to a share purchase agreement dated 30 October 1998, between the Company, as vendor, and BPI as purchaser.

    All of the Company's retail operations in Canada and the US had been conducted through PPCan and PPUSA and all of the capital assets employed in carrying on the retail business were owned by them. Accordingly, and as reported in the previously filed FORM 10-K Registration Statement for Fiscal 1999, the

________________________

/1/ Since its acquisition in December 1988, PPCan, formerly 385729 Alberta Inc., had been inactive and did not commence to carry on business until September 1996.

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                          FORM 10-Q
                                                   Second Quarter of Fiscal 2000
                                                                          Page 9

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

  While management cannot give any assurances as to the future outlook for the Company, conditional regulatory approval to the 1999 Reorganization Plan was granted on 29 April 1999 and over the next three months, the Company will be proceeding to implement its plan and seek a professional opinion as to the extent and applicability of the Company's substantial tax loss carry forwards. Upon implementation of the 1999 Reorganization Plan and finalization of the Company's tax opinion, management intends to aggressively pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss carry forwards are expected to represent a significant asset/2/ for the Company which will be material in attracting a suitable candidate for purposes of restructuring its business affairs.

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

B)  Results of Operations
  1) Q2 - Fiscal 2000

     In accordance with foregoing, the Company continued in its role as an investment banker and, as previously reported, is currently seeking new investment opportunities. During Fiscal 2000 the Company did not own any active subsidiary companies. Conformably, the Company's interim financial statements for the quarterly and year-to-date periods in Fiscal 2000 report the revenue and expenses of the parent company's activities only and, that while the Company has positive working capital it has no long-term assets. Accordingly, comparison to prior years and in-depth discussion and analy

________________________
/2/ See Note 10 in the Notes to the audited Annual Consolidated Financial
    Statements, in the FORM 10-K - Fiscal 1999.

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                          FORM 10-Q
                                                   Second Quarter of Fiscal 2000
                                                                         Page 10


     sis are meaningless and unwarranted. In the circumstances, therefore, these financial statements are not comparable to financial statements from previous periods. Notwithstanding, the following limited discussion and analysis should be read in conjunction with the previously filed audited Annual Consolidated Financial Statements and the Notes thereto contained in the SEC FORM 10K - Fiscal 1999 filing, representing the year ended 31 January 1999.

     Consideration of Q2 business results for Fiscal 2000 and Fiscal 1999

     The following table highlights items reflected in the Company's unaudited consolidated statement of operations expressed as percentages of sales:

                                                                         Expressed as a Percentage of Sales
                                                                               (period ended 31 July)
                                                         ---------------------------------------------------------------
                                                                    Three months              Six months year to date
                                                                1999            1998            1999            1998
                                                         ---------------------------------------------------------------
Cost of sales                                                   n/a                117.7%       n/a                 78.3%
Operating, occupancy & administrative expenses                    7053.6%          297.3%         4113.0%          468.1%
Net loss before non cash gain on windup                          10195.1%          315.0%         7353.6%          446.4%

     The materiality of the operating results of the Company's subsidiaries that operated retail businesses compared to the business results of the parent company that operates as an investment banker, meant that measurement, reporting and comparison of business results historically focused on the retail operations that were materially more significant than the Company's investing activities. The significant change between periods reflects the significant transition of the Company's focus, as discussed above, effected by abandoning the US subsidiary and selling the Canadian subsidiary. The changes reported for Q1 & Q2 -- Fiscal 1999 reflected an unfavorable increase in cost of sales and decrease in gross profit, which resulted principally for these reasons:

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

     Declining sales reported for Q1 & Q2 -- Fiscal 1999 meant store operating overhead was uneconomic because both the cost of direct labor and store rent, which were fixed costs incurred as long as a location was open, were too onerous, especially in light of the decreasing gross profit.

     The magnitude of reduction reported for Q1 & Q2 -- Fiscal 1999 in Operating and Administration Expenses was partially nullified by accounting adjustments for reserves made primarily to PPUSA's balance sheet in concert with its Chapter 11 filing and PPCan's balance sheet to reflect the fair market value of its assets. In addition, the professional fees for winding up PPUSA and the sale of PPCan, and termination/severance payments to employees were incurred therewith.

     Accordingly, Q2 -- Fiscal 1999 Consolidated Financial Statements include the accounts of the Company, PPUSA and PPCan, and report the results of the discontinued and sold operations. All significant intercompany accounts and transactions between the Company and the subsidiaries were eliminated.

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                          FORM 10-Q
                                                   Second Quarter of Fiscal 2000
                                                                         Page 11

     No corporate income taxes were payable in Q2 -- Fiscal 2000. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income accruing from Fiscal 1999, approximates $22 million, and is not reported in the Consolidated Balance Sheet./3/

2)   Q2 -- Fiscal 1999

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

C)  Liquidity and Capital Resources

  The FORM 10-K Registration Statement for Fiscal 1999 includes more detailed discussion concerning changes to and arising from both the 1999 Reorganization Plan and the 1996 Reorganization Plan. All financing in accordance with the 1996 Reorganization Plan concluded on 30 September 1998, commensurate with the expiring of the entitlements formerly attached to Warrants (see below). During Fiscal 1999, the Company converted both the Bridge Loan Notes and Special Notes into Common Shares. As well, the Notes to the Consolidated Financial
                                         -----------------------------------
  Statements (unaudited) included with these materials include particular
  ----------
  details pertaining to current activity. Please also see (S)5 -- Summary of
                                                                  ----------
  changes to shares and share capital, below.
  -----------------------------------

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

_________________________
/3/  See Footnote 2, IBID.

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                         FORM 10-Q
                                                  Second Quarter of Fiscal 2000
                                                                        Page 12

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

     On 24 April 1998, the Company converted the $6 million Special Notes, plus accrued and unpaid interest thereon, into 5,080,767 Common Shares at $1.25 per Common Share. (See (S)5 -- Summary of changes to shares and share
                                    --------------------------------------
     capital, below.)
     -------

______________________
/4/ All references in this FORM 10K are to Common Shares outstanding post-consolidation that occurred during Fiscal 1997.

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                         FORM 10-Q
                                                  Second Quarter of Fiscal 2000
                                                                        Page 13


5)   Summary of changes to shares and share capital

     The table depicts the changes to share capital following from the 1996 Reorganization Plan and to the date hereof.

                                                                                                    Shares       Capital      Timing
                                                                                                    ------       -------      ------
                                                                                                                    Completed
                                                                                                                    ---------
   ($ amounts are expressed in Canadian Dollars in millions; assumes maximum dilution)
   i    Consolidated, beginning share capitalization (from 44,765,613 shares on 20:1 basis):

        a.) Post-consolidation number of Common Shares                                                2,238,281     $0.0     FY 1997

        b.) Capital raised from Exchange Right Units that included Class A & AA Warrants:

            i) Exchange Rights Unit converted into 1 Common Share at $2.00 & 1 Class A Warrant        2,238,281     $4.5     FY 1997

           ii) Class A Warrants exercised to purchase 1 Common Share @ $2.00 and receive 1 Class AA
               Warrant (Balance of Class A Warrants expired unexercised.)                               197,456     $0.4     FY 1998

          iii) Class AA Warrants exercised to purchase 1 Common Share @ $2.50 (Balance of Class AA
               Warrants expired unexercised.)                                                             4,246     $0.0    FY 1998

           iv) Agent's Option to purchase 225,000 Common Shares at $2.00 and receive equal number
               of Agent's Option Class A Warrants                                                       225,000     $0.5    FY 1997

   ii 1996  Special Warrant Private Placement Financing

        a.)  Special Warrants for $2.00 that were exchanged during first quarter of Fiscal 1998 for
             Common Shares and an equivalent number of Class B Warrants                               2,250,000     $4.5    FY 1997

        b.)  Class B Warrants exercised to purchase one Common Share at $2.00 and receive one Class
             BB Warrant. (Balance of Class B Warrants and all Class BB Warrants issued expired
             unexercised.)                                                                              687,500     $1.3    FY 1998

        c.)  Penalty Special Warrants to receive 225,000 Common Shares at no cost  and  255,000
             Class B Penalty Warrants. (Exercised Class B Warrants included above.)                     225,000     $0.0    FY 1997

   iii Conversions of Debts into Common Shares at $1.25 per share

        a.)  $6 million - Special Notes (see (S).3(b)(v) - Special Notes convertible debt financing,
             above)                                                                                   5,080,767     $6.0    FY 1999

        b.)  $4.1 million - Bridge Loan Notes (see (S).3(a)(ii) - Financing actions and changes
             during Fiscal 1999, above)                                                               3,771,858     $4.1    FY 1999
                                                                                                     ----------
   v    Number of Shares, fully diluted (1) / Cash Capital Raised                                    16,913,389    $22.0
                                                                                                     ==========    =====
   vi   Convertible indebtedness - future potential dilution

        a.) $3  million - Secured  Debt (see (S).3(b)(I) - Conversion of Secured Debt, below)                              FY 2000


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

6) Stated Capital Reduction

   As proposed in the 1999 Reorganization Plan, the Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the Company pursuant to (ss).36 of the Business Corporations Act Alberta, by reducing the stated capital of the
   -------------------------
   Common Shares by an amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares also reduced shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                         FORM 10-Q
                                                  Second Quarter of Fiscal 2000
                                                                        Page 14

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

7)   Consolidation of Share Capital

     At the special meeting of shareholders of the Company held on 30 January 1998, the shareholders of the Company approved a resolution approving the consolidation of the Company's issued and outstanding common shares on a ratio of one new common share for up to each five common shares outstanding. In accordance with the 1999 Reorganization Plan, as approved at the 21 January 1999 meeting of the shareholders, and as approved by The Alberta Stock Exchange, it is the intention of the Company to complete this consolidation from the 16,913,389 common shares outstanding to 3,382,677 post-consolidation common shares during Q3 -- Fiscal 2000.

8)   Conversion of Secured Debt

     i) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures were proposed to mature on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, the Company abandoned the 1998 Debentures. Subsequently, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998, providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, due 31 January 2000 (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. Management considered it desirable to provide for the convertibility of the Debentures, including all principal amounts advanced thereunder and interest accruing thereon, into Common Shares of the Company on the basis that the Debentures will be convertible, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share (see (S)7 -- Consolidation of Share Capital, above). In view of the fact that the
         ------------------------------
         possible aggregate issuance of Common Shares issuable upon conversion of the Debentures represents over 25% of the Company's Common Shares currently issued and outstanding, shareholder approval was obtained at the 21 January 1999 meeting of the shareholders. The required approval of The Alberta Stock Exchange was granted on 29 April 1999.

    ii) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved the implementation of a four-tiered revised corporate finance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company has accrued

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                         FORM 10-Q
                                                  Second Quarter of Fiscal 2000
                                                                        Page 15

         that will pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000. To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, and subsequent regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,212,300 post-consolidation common (see (S)7 -- Consolidation of Share Capital,
                                           ------------------------------
         above). The accrual of the non-cash cost of issue was made in Q1 - Fiscal 2000.


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

  Commencing in Fiscal 1996, all securities, including the Special Notes that were converted into Common Shares, were sold by private placement to accredited investors in Canada. These securities were issued pursuant to the governing securities laws in the applicable governing jurisdictions in Canada but were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption from registration contained in (S)4(2) of the Securities Act of 1933, as amended.
                    ----------------------

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                         FORM 10-Q
                                                  Second Quarter of Fiscal 2000
                                                                        Page 16


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

Item 3.  Defaults Upon Senior Securities.
            Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
            Not applicable.

Item 5.  Other Information.
            None

Item 6.  Exhibits and Reports on Form 8-K.

         a.)  Exhibits

                 Exhibit 27  -- Financial data schedule

         b.)  Reports on Form 8-K

                 None

[LOGO OF POWER PLUS CORPORATION APPEARS HERE]                         FORM 10-Q
                                                  Second Quarter of Fiscal 2000
                                                                        Page 17


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the
                                    -------------------------------
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Power Plus Corporation


Date:  1 September 1999             /s/ R. Bruce Freeman
                                    --------------------------------
                                    R. Bruce Freeman
                                    Vice Chairman and Chief Financial Officer

                                    (Duly authorized officer of the Registrant
                                       and its chief financial officer)