Form 10-Q
period 1999-10-31
POWER PLUS CORP
filed 1999-12-14
CIK 853444

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


  X  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
 ---                                                         -------------------
     Act of 1934 for the quarterly period ended 31 October 1999 ("Q3", "Third
     -----------
     Quarter" or "Quarter 3 of Fiscal 2000"), or

 ___ Transition report pursuant to section 13 or 15(d) of the Securities
                                                              ----------
     Exchange Act of 1934 for the Transition period from _________ to _________.
     --------------------

     --------------------------------------------------------------------------
          Commission file number  0-18163         CUSIP number   693501 10 8
     --------------------------------------------------------------------------

                       [LOGO OF POWER PLUS CORPORATION]

             (Exact Name of Registrant as Specified in its Charter)

  (the "Registrant", or the "Company", or the "Corporation", or "Power Plus")

     --------------------------------------------------------------------------
       Province of Alberta, Canada
       (State or other jurisdiction of incorporation)

       7850 Woodbine Avenue, Suite 201,
       Markham, Ontario, Canada                                     L3R 0B9
       (Address of principal executive offices)               (Postal Code)

       905-479-5683
       800-769-3733                                            905-479-8911
       (Telephone numbers)                                     (Fax number)
     --------------------------------------------------------------------------

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

As of 10 December 1999, there were 16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") outstanding. (See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.)
----------

[LOGO OF POWER PLUS CORPORATION]                                       Form 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                          Page 2


                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Interim Financial Statements                                   3

            Consolidated Statement of Operations
               for the periods ended 31 October 1999 and 1998

            Consolidated Balance Sheet as at 31 October 1999 and 31 January 1999

            Consolidated Statement of Changes in Financial Position
               for the periods ended 31 October 1999 and 1998

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

[LOGO OF POWER PLUS CORPORATION]                                       Form 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                          Page 3


                        Part I - Financial Information

The Company prepares its consolidated financial statements in Canadian Dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

                                Exchange Rates

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 10 December 1999 was Canadian$1.00 : US$0.67.

Item 1.  Interim Financial Statements

                                 Third Quarter
                        (period ended 31 October 1999)
                                  Fiscal 2000

CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

(Amounts are expressed in Canadian Dollars)                      Three-month period            Nine-month and year-to-date periods
                                                                  ended 31 October                       ended 31 October

                                                                1999             1998                 1999             1998
Interest revenue and sales - see Notes 1 & 5                 $     2,300      $    30,523          $     8,244        $   598,315
 Cost of sales                                                         0           17,250                    0            461,995
                                                             -----------      -----------          -----------        -----------
 Gross profit                                                      2,300           13,273                8,244            136,320

Expenses
 Operating and administration                                    121,603           79,596              504,841          2,193,883
 Financing charges payable in stock - see Note 5                  79,775           76,927              360,555            492,854
 Amortization                                                          0                0                    0            127,654
                                                             -----------      -----------          -----------        -----------
(Loss) from operations                                          (201,378)        (143,250)            (857,150)        (2,678,071)
Non-cash gain on abandonment of subsidiary -- see Note 2               0         (257,506)                   0          2,641,527
                                                             -----------      -----------          -----------        -----------
Profit (Loss) for period                                        (201,378)        (400,756)            (857,150)           (36,544)
Deficit, beginning of period - see Note 3                      4,803,171       23,871,785            4,145,098         24,235,997
                                                             -----------      -----------          -----------        -----------
Deficit, end of period                                       $ 5,002,248      $24,272,541          $ 5,002,248        $24,272,541
                                                             ===========      ===========          ===========        ===========
Earnings per share                                                ($0.01)          ($0.02)         $     (0.05)       $      0.00
Weighted average common shares outstanding                    16,913,389       16,913,389           16,913,389         13,634,123

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                          Page 4

 CONSOLIDATED BALANCE SHEETS  (unaudited)
 (Amounts are expressed in Canadian Dollars)

                                                                            31 October 1999      31 January 1999
                                                                            ---------------      ---------------
                         Assets
Current assets:
     Cash and cash equivalents                                                  $   173,344          $   567,614
     Accounts and note receivable - see Note 4                                       37,319              488,270
     Prepaid expenses                                                                     0               14,400
                                                                                -----------          -----------
                                                                                $   210,663          $ 1,070,284
                                                                                ===========          ===========
                      Liabilities

Current accounts payable and accrued liabilities                                $    44,192          $   210,206
                                                                                -----------          -----------
Long-term liabilities
     Non-cash accrued liabilities and interest payable - see Note 5                 859,264              619,939
     10% Convertible debentures payable - see Note 5                              3,191,000            3,191,000
                                                                                -----------          -----------
                                                                                  4,050,264            3,810,939
                                                                                -----------          -----------
                                                                                  4,109,456            4,021,145
                                                                                -----------          -----------
                Shareholders' (deficiency)

Share capital - see Note 6
     Authorized at no par value:
         An unlimited number of common shares
         An unlimited number of preferred shares
     Issued: 16,913,389 common shares (1998 - 16,913,389)                         1,118,456            1,118,456
Deficit - see Note 3                                                             (5,002,248)          (4,069,317)
                                                                                -----------          -----------
                                                                                 (3,883,792)          (2,950,861)
                                                                                -----------          -----------
                                                                                $   210,663          $ 1,070,284
                                                                                ===========          ===========

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                          Page 5

CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION  (unaudited)
(Amounts are expressed in Canadian Dollars)                                           Nine-month and year-to-date
                                                                                        periods ended 31 October
                                                                                ---------------------------------------------
                                                                                         1999                   1998
                                                                                ---------------------------------------------
Cash provided by (used in) operating activities
   (Loss) for period                                                                     ($857,150)         $    (2,678,072)
   Items not affecting cash
       Asset write-down - see Note 2                                                             0                  490,485
       Financing charges payable in stock - see Note 5                                     360,555                  492,805
       Amortization                                                                              0                  127,753
                                                                                   ---------------          ---------------
                                                                                          (496,595)              (1,567,029)
   Changes in non cash operating items                                                    (136,998)                (317,255)
                                                                                   ---------------          ---------------
                                                                                          (633,593)              (1,884,284)
                                                                                   ---------------          ---------------
Cash provided by (used in) financing activities
     Non-cash accrued liabilities & interest payable - see Note 5                          239,323                        0
     10% Convertible debenture - see Note 5                                                      0                1,255,000
                                                                                   ---------------          ---------------
                                                                                           239,323                1,255,000
                                                                                   ---------------          ---------------
Cash provided by (used in) investing activities
   Sale of capital assets                                                                        0                  753,000
                                                                                   ---------------          ---------------
Increase (decrease) in cash during period                                                 (394,270)                 123,716
Cash, beginning of period                                                                  567,614                  147,590
                                                                                   ---------------          ---------------
Cash, end of period                                                                $       173,344          $       209,347
                                                                                   ===============          ===============

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                          Page 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1: The Consolidated Financial Statements are for the three-month and nine months year-to-date periods ended 31 October 1999, pertaining to the current fiscal year ending 31 January 2000 ("Fiscal 2000"), and the corresponding period ended 31 October 1998, pertaining to the fiscal year ended 31 January 1999 ("Fiscal 1999"). Q3 -- Fiscal 2000 interim quarterly financial statements include the results of operations of the Company whereas Fiscal 1999 statements include the results of operations of Power Plus Corporation and its wholly owned subsidiaries Power Plus USA, Inc. ("PPUSA") and Power Plus Canada, Inc. ("PPCan") only for the period during Fiscal 1999 when they were operating under the Company's control. Accordingly, there are no assets or liabilities of these subsidiaries included in the balance sheets. (See Item 2 - Management Discussion and Analysis.)

        In the opinion of management, the Consolidated Balance Sheet as at 31 October 1999 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and nine months year-to-date periods ended 31 October 1999 and 1998, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

        The Consolidated Balance Sheet as at 31 October 1999 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month and nine months year-to-date periods ended 31 October 1999 and 1998 are unaudited. The Consolidated Balance Sheet for Fiscal 1999 was audited and reported to shareholders (see the SEC FORM 10-K Registration Statement for Fiscal 1999, as previously filed). These interim quarterly Consolidated Financial Statements and Notes do not contain certain information included in the Company's Audited Annual Consolidated Financial Statements and the Notes thereto.

Note 2: On 31 January 1998, PPUSA made a voluntary assignment under Chapter 11 of the US Bankruptcy code and, on 29 June 1998 certain assets of PPUSA were sold. On 8 May 1998, PPCan filed a Notice of Intention to Make a
                                                -----------------------------
        Proposal pursuant to (S)50.4(1) of the Bankruptcy and Insolvency Act
        --------                               -----------------------------
        Canada ("Proposal"). Effective 30 October 1998, the shares of PPCan were sold to Battery Plus Inc. ("BPI"), an arms'-length party, pursuant to the Proposal and with the approval of both creditors and the court. At the date of sale PPCan operated six stores and, accordingly, the Company operated no stores after the sale. The insolvency of PPUSA and sale of PPCan resulted from the Company's inability to continue funding start-up operations pending attaining critical mass and profitability. Accordingly, the comparative Fiscal 1999 interim financial statements reflected the write-down of assets, the wind-up of PPUSA's operations, the reduction in PPCan's operations and a non-cash gain on the abandonment of PPUSA, for a net non-cash gain of $2,678,071, representing the effect of reversing its obligations to arm's length creditors, and reported such other accounting adjustments that are required to conform to generally accepted accounting principles applicable in the circumstances. The implementation of the Proposal, including the payment of the dividend from the fund to the creditors of PPCan, will have no future effect on the balance sheet of the Company. (See Item 2 -Management Discussion and Analysis.)

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

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                          Page 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited), continued

        The Company agreed to and was approved to pay a $121,230 finder's fee in respect of funds raised. This obligation is payable in 1,212,300 new post-conversion common shares on the basis of $0.10 per new common share and will be paid after the share consolidation has occurred. (See note 6, below.) Accrual of this non-cash cost of issue occurred in Q1 - Fiscal 2000.

Note 4: Accounts and notes receivable at FYE 1999 represented the BPI secured promissory note that arose on the sale of PPCan. It is due in equal weekly installments and bears interest at 10% per annum.

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

        Accrued non-cash interest payable for Q3 - Fiscal 2000 in the amount of $79,774 (to FYE 1999 the accrued non-cash amount was $319,939) is payable in-kind at the time of repayment or by the issuance of common shares if converted at the option of the holders.

Note 6: The Company has received both regulator and shareholder approvals to consolidate the Company's issued and outstanding common shares. It is the intention of the Company to complete this 1 for 5 consolidation, from 16,913,389 Common Shares to 3,382,677 new post-consolidation common shares, during Q4 -- Fiscal 2000.

Note 7: Uncertainty due to the Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the Year 2000 as 1900 or some other date, resulting in errors when information using Year 2000 dates is processed. In addition, similar problems may arise in some systems that use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after 1 January 2000.

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

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                          Page 8

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

     With the Company's biggest challenge being the availability of capital, management could not have foreseen the adversity represented by the devastation to the junior capital markets in Canada during 1997, afflicted with the BREX Resources mining scandal and infected by the decline of the Asian markets. These debilitating circumstances were exacerbated by the substantial devaluation of the Canadian against the US Dollar, especially critical in light of PLAN 2000's emphasis on US expansion and the burdensome appetite for US currency but whose capital was being raised in Canadian dollars,

     Despite management's best efforts to act responsibly during this period of uncertainty, these times ultimately called for strong preservation measures. Consequently, on 31 January 1998 PPUSA sought protection under Chapter 11 of the US Bankruptcy Code. PPUSA remained in possession of its
                          ---------------
     assets. With no expectation of any short-term improvement in this crisis, the Company subsequently announced on 8 May 1998, that PPCan/1/ had also sought protection from creditors by filing a Proposal under the Bankruptcy
                                                                     ----------
     and Insolvency Act Canada. PPCan remained in possession of its assets
     ------------------
     pending a determination as to whether the operations could be refinanced or sold as a going concern.

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

     All of the Company's retail operations in Canada and the US had been conducted through PPCan and PPUSA and all of the capital assets employed in carrying on the retail business were owned by them. Accordingly, and as reported in the previously filed FORM 10-K Registration Statement for Fiscal 1999, the

_______________

/1/ Since its acquisition in December 1988, PPCan, formerly 385729 Alberta Inc., had been inactive and did not commence to carry on business until September 1996.

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                          Page 9
     Company no longer has any retail operations nor operating assets. The Company is currently undergoing reorganization, implementing its 1999 Reorganization Plan. In summary, the shareholders resolved as to the following matters:

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

     While management cannot give any assurances as to the future outlook for the Company, conditional regulatory approval to the 1999 Reorganization Plan was granted on 29 April 1999 and the Company will be proceeding to implement its plan and seek a professional opinion as to the extent and applicability of the Company's substantial tax loss carry forwards. Upon implementation of the 1999 Reorganization Plan and finalization of the Company's tax opinion, management intends to aggressively pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss carry forwards are expected to represent a significant asset/2/ for the Company which will be material in attracting a suitable candidate for purposes of restructuring its business affairs.

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

B)   Results of Operations

     1) Q3 - Fiscal 2000

        In accordance with foregoing, the Company continued in its role as an investment banker and, as previously reported, is currently seeking new investment opportunities. During Fiscal 2000 the Company did not own any active subsidiary companies. Conformably, the Company's interim financial statements for the quarterly and year-to-date periods in Fiscal 2000 report the revenue and expenses of the parent company's activities only and, that while the Company has positive working capital it has no long-term assets. Accordingly, comparison to prior years and in-depth discussion and analysis are meaningless and unwarranted. In the circumstances, therefore, these financial statements are

_______________

/2/ See Note 10 in the Notes to the audited Annual Consolidated Financial Statements, in the FORM 10-K - Fiscal 1999.

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                         Page 10

      not comparable to financial statements from previous periods. Notwithstanding, the following limited discussion and analysis should be read in conjunction with the previously filed audited Annual Consolidated Financial Statements and the Notes thereto contained in the SEC FORM 10K - Fiscal 1999 filing, representing the year ended 31 January 1999.

      Consideration of Q3 business results for Fiscal 2000 and Fiscal 1999

      The following table highlights items reflected in the Company's unaudited consolidated statement of operations expressed as percentages of sales:

                                                               Expressed as a Percentage of Sales
                                                                     (period ended 31 October)
                                                             Three months         Nine months year to date

                                                           1999        1998          1999           1998
        Cost of sales                                        n/a        56.5%           n/a        78.3%
        Operating, occupancy & administrative expenses    9407.1%     1356.4%       10133.3%      468.1%
        Net loss before non cash gain on windup              n/a      1313.0%           n/a       446.4%

      The materiality of the operating results of the Company's subsidiaries that operated retail businesses compared to the business results of the parent company that operates as an investment banker, meant that measurement, reporting and comparison of business results historically focused on the retail operations that were materially more significant than the Company's investing activities. The significant change between periods reflects the significant transition of the Company's focus, as discussed above, effected by abandoning the US subsidiary and selling the Canadian subsidiary. The changes reported for year-to-date Fiscal 1999 reflected an unfavorable increase in cost of sales and decrease in gross profit, which resulted principally for these reasons:

      . PPUSA was operated as a discontinued business since the beginning of Fiscal 1999 and until it ceased carrying on business in June 1998;

      . during Fiscal 1999, PPCan retrenched and was operated on a pared-down basis, pending and until its sale in November 1998;

      . the negative impact of establishing accounting reserves and adjustments to fair market values for inventory and capital assets carrying values were included in the Fiscal 1999 accounts in anticipation of the closure of PPUSA and sale of PPCan; and,

      . the deteriorating gross profit in Fiscal 1999 and increasing diseconomy reflected the Company's inability to purchase merchandise inventory to sustain reasonable sales levels at the stores, in accordance with normal industry practice.

      Declining sales reported for year-to-date Fiscal 1999 meant store operating overhead was uneconomic because both the cost of direct labor and store rent, which were fixed costs incurred as long as a location was open, were too onerous, especially in light of the decreasing gross profit.

      The magnitude of reduction reported for year-to-date Fiscal 1999 in Operating and Administration Expenses was partially nullified by accounting adjustments for reserves made primarily to PPUSA's balance sheet in concert with its Chapter 11 filing and PPCan's balance sheet to reflect the fair market value of its assets. In addition, the professional fees for winding up PPUSA and the sale of PPCan, and termination/severance payments to employees were incurred therewith.

      Accordingly, the comparative Q3 -- Fiscal 1999 Consolidated Financial Statements include the accounts of the Company, PPUSA and PPCan, and report the results of the discontinued or sold operations. During Q2 and Q3--Fiscal 1999, the Company's administrative overhead decreased significantly because there were virtually no employees. Included in Administration Expenses are extraordinary professional fees and termination and severance pays to non-management employees.

      In particular, these interim financial statements reflect the write-down of PPCan assets in the amount of $490,485, the wind-up of PPUSA's operations, the reduction in PPCan's operations, and report other accounting adjustments that are required to conform to generally accepted accounting princi-

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                         Page 11

      ples applicable in the circumstances. In so doing, a non-cash gain on the abandonment of PPUSA of $2,899,033 is reported, representing the effect of reversing its indebtedness obligations to arm's length creditors. The implementation of the Proposal, including the payment of the dividend from the fund to the creditors of PPCan, would have the effect of substantially reducing the amount of accounts payable reported herein.

      All significant intercompany accounts and transactions between the Company and the subsidiaries were eliminated.

      No corporate income taxes were payable in Q3 -- Fiscal 2000. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income accruing from Fiscal 1999, approximates $38 million, and is not reported in the Consolidated Balance Sheet./3/

   2) Q3 -- Fiscal 1999

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

C) Liquidity and Capital Resources

   The FORM 10-K Registration Statement for Fiscal 1999 includes more detailed discussion concerning changes to and arising from both the 1999 Reorganization Plan and the 1996 Reorganization Plan. All financing in accordance with the 1996 Reorganization Plan concluded on 30 September 1998, commensurate with the expiring of the entitlements formerly attached to Warrants (see below). During Fiscal 1999, the Company converted both the Bridge Loan Notes and Special Notes into Common Shares. As well, the Notes to
                                                                        --------
   the Consolidated Financial Statements (unaudited) included with these
   -------------------------------------
   materials include particular details pertaining to current activity. Please also see (S)5 -- Summary of changes to shares and share capital, below.
                    ----------------------------------------------

   1) 1996 Special Warrant Private Placement Financing

      During Fiscal 1997, according to the 1996 Reorganization Plan, the Company completed the 1996 Special Warrant Private Placement Financing (the "1996 Special Warrants") of $4.5 million representing an aggregate of 2.25 million 1996 Special Warrants. Each 1996 Special Warrant was con-

________________

/3/   See Footnote 2, IBID.

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                         Page 12


      verted at no additional consideration into one Common Share on 31 January 1997, plus one Class B Warrant. This warrant consisted of two entitlements: firstly, entitling holders to acquire up to an aggregate of
      2.25 million Common Shares; and, secondly, and subject to the exercise of the Class B Warrant, a collateral Class BB Warrant, entitling holders to acquire up to an aggregate of a further 2.25 million Common Shares. The 1996 Special Warrant financing terms provided that the Company would incur a 10% penalty payable by the issuance of 225,000 additional 1996 Special Warrants to the holders of the 1996 Special Warrants. The penalty was incurred. (See (S)3 and (S)5 below for details about exercise, dilution and funds raised.)

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

_________________

/4/ All references in this FORM 10K are to Common Shares outstanding post-consolidation that occurred during Fiscal 1997.

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                         Page 13

   5) Summary of changes to shares and share capital

      The table depicts the changes to share capital following from the 1996 Reorganization Plan and to the date hereof.

                                                                                                   Shares     Capital       Timing
                                                                                                 ----------  ----------   ----------
          ($ amounts are expressed in Canadian Dollars in millions; assumes maximum dilution)                       Completed
                                                                                                                    ---------
        i   Consolidated, beginning share capitalization  (from 44,765,613 shares on 20:1 basis):
            a.) Post-consolidation number of Common Shares                                        2,238,281      $  0.0      FY 1997

            b.) Capital raised from Exchange Right Units that included Class A & AA  Warrants:

                i)   Exchange Rights Unit converted into 1 Common Share at $2.00 & 1 Class A
                     Warrant                                                                      2,238,281      $  4.5      FY 1997
                ii)  Class A Warrants exercised to purchase 1 Common Share @ $2.00 and receive
                     1 Class AA Warrant (Balance of Class A Warrants expired unexercised.)          197,456      $  0.4      FY 1998
                iii) Class AA Warrants exercised to purchase 1 Common Share (Balance @ $2.50
                     of Class AA Warrants expired unexercised.)                                       4,246      $  0.0      FY 1998
                iv)  Agent's Option to purchase 225,000 Common Shares at $2.00 and receive
                     equal number of Agent's Option Class A Warrants                                225,000      $  0.5      FY 1997

        ii  1996 Special Warrant Private Placement Financing
            a.) Special Warrants for $2.00 that were exchanged during first quarter of Fiscal
                1998 for Common Shares and an equivalent number of Class B Warrants               2,250,000      $  4.5      FY 1997
            b.) Class B Warrants exercised to purchase one Common Share at $2.00 and receive one Class BB Warrant. (Balance of Class B Warrants and all Class BB Warrants
                issued expired unexercised.)                                                        687,500      $  1.3      FY 1998
            c.) Penalty Special Warrants to receive 225,000 Common Shares at no cost and
                255,000 Class B Penalty Warrants. (Exercised Class B Warrants included above.)
        iii Conversions of Debts into Common Shares at $1.25 per share                              225,000      $  0.0      FY 1997
            a.) $6 million - Special Notes (see (S)3(b)(v) - Special Notes convertible debt
                financing, above)                                                                 5,080,767      $  6.0      FY 1999
            b.) $4.1 million -- Bridge Loan Notes (see (S)3(a)(ii) - Financing actions and
                changes during Fiscal 1999, above)                                                3,771,858      $  4.1      FY 1999
                                                                                                 ----------      ------
        v   Number of Shares, fully diluted /(1)//Cash Capital Raised                            16,913,389      $ 22.0
                                                                                                 ==========      ======
        vi  Convertible indebtedness - future potential dilution

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

   6) Stated Capital Reduction

      As proposed in the 1999 Reorganization Plan, the Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the Company pursuant to (S)36 of the Business Corporations Act Alberta, by reducing the stated capital of
          -------------------------
      the Common Shares by an amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares also reduced shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                         Page 14

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

      ii) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved the implementation of a four-tiered revised corporate finance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company has accrued

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                         Page 15

           that will pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000. To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, and subsequent regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,212,300 post-consolidation common (see (S)7 -- Consolidation of Share
                                                  ----------------------
           Capital, above). The accrual of the non-cash cost of issue was made
           -------
           in Q1 -Fiscal 2000.

      The Company has neither any share purchase warrants, nor options to purchase shares granted to any officers, directors, employees, advisors or consultants to the Company, which remain or are outstanding as of the date hereof.

      Commencing in Fiscal 1996, all securities, including the Special Notes that were converted into Common Shares, were sold by private placement to accredited investors in Canada. These securities were issued pursuant to the governing securities laws in the applicable governing jurisdictions in Canada but were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption from registration contained in (S)4(2) of the Securities Act of 1933, as
                                               ----------------------
      amended.

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                         Page 16

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

Item 3.   Defaults Upon Senior Securities.
               Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
               Not applicable.

Item 5.   Other Information.
               None

Item 6.   Exhibits and Reports on Form 8-K.
     a.)       Exhibits

                    Exhibit 27  -- Financial data schedule

     b.)       Reports on Form 8-K
                    None

[LOGO OF POWER PLUS CORPORATION]                                       FORM 10-Q
                                                    Third Quarter of Fiscal 2000
                                                                         Page 17


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the
                                    -------------------------------
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Power Plus Corporation


Date: 13 December 1999                /s/  R. Bruce Freeman
                                      -----------------------------------------
                                      R. Bruce Freeman
                                      Vice Chairman and Chief Financial Officer

                                      (Duly authorized officer of the Registrant
                                         and its chief financial officer)