Form 10-K
period 2000-01-31
POWER PLUS CORP
filed 2000-06-28
CIK 853444

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K



 X    ANNUAL REPORT pursuant to(S)13 OR (S)15(d) OF THE SECURITIES EXCHANGE ACT
---                                                 ---------------------------
      OF 1934 (fee required) for the 12-month fiscal year ended 31 January 2000
      -------
      ("Fiscal 2000").


--------------------------------------------------------------------------------
    Commission file number    0-18163        CUSIP number       693501 10 8
--------------------------------------------------------------------------------

                               PPC Capital Corp

            (Exact Name of Registrant as Specified in its Charter)

          (the "Registrant", or the "Company", or the "Corporation")

   Province of Alberta, Canada
   (State or other jurisdiction of inCompany)              (I.R.S. Employer Identification Number)
--------------------------------------------------------------------------------------------------
   7850 Woodbine Avenue, Suite 201,
   Markham, Ontario, Canada                                                               L3R 0B9
   (Address of principal executive offices)                                          (Postal Code)
--------------------------------------------------------------------------------------------------

   905-479-5683
   800-769-3733                                                                      905-479-8911
   (Telephone numbers)                                                                (Fax number)
--------------------------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Common Stock, no
                                                              par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes ___   No X
                                               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of 30 May 2000, the aggregate market value of the voting stock of the registrant held by non-affiliates was approximately $330,000 based upon the closing price of the shares on the Over-The-Counter ("OTC-BB") Electronic Bulletin Board in the US trading activity report/trading activity report/trading quote summary PRPS of $0.02 per share. As of such date, 16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") were outstanding.

Documents Incorporated by Reference:     None.

PPC Capital Corp                                                     FORM 10-K
                                                           Fiscal Year End 2000
                                                                         Page 2


Basis of Presentation

The Company prepares its consolidated financial statements in Canadian dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

Exchange Rates

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 30 May 2000 was C$1 = US$0.67. For additional information on exchange rates see ITEM 6 -- Selected Financial Data - Exchange Rates.
              ----------------------------------------

PPC Capital Corp                                                     FORM 10-K
                                                           Fiscal Year End 2000
                                                                         Page 3

                                    PART I

ITEM 1 --  BUSINESS

Investing is the priority for PPC Capital Corp, formerly named Power Plus Corporation, a public company currently delisted on the Canadian Venture Exchange ("CDNX")/1/ in Canada/2/ and trading on the OTC - BB in the United States. The primary activities of the Company fall into two categories: investing in operating companies; and carrying on business through subsidiary operating companies. Accordingly, the Company has been the parent of subsidiaries that hire employees, procured merchandise for resale, purchased or built capital assets and carried on business./3/ Since its inception, the Company has invested in specialty retail businesses operating in Canada and the US, primarily selling batteries and battery-related products, wireless telecommunications products and portable fashion electronics.


Background and History

The Company was incorporated under the Business Corporations Act, Alberta
                                       -------------------------
(Canada) on 15 December 1986 under the name "Caio Capital Company." Prior to 1 May 1988, the Company had not conducted any significant operations. On 1 May 1988 the Company acquired all of the issued and outstanding shares of Battery One-Stop International Inc., ("BOSI") a private company incorporated under the

Business Corporations Act Canada on 6 March 1985, and changed its name to
-------------------------
"Battery One-Stop Inc." BOSI continued to develop the specialty retail business of marketing and selling batteries and certain battery-powered products in Canada and the Company commenced doing business in the US through a subsidiary during Fiscal 1990. However, this business was unsuccessful and was discontinued late in Fiscal 1992.

In November 1992, the Company formed two US wholly owned subsidiaries. First Olympia Holdings Inc., a US limited liability company, has never been active in carrying on a business. The second, Batteries Etc., Inc. ("Etc.") was incorporated for the purpose of operating a US specialty retail business of marketing and selling batteries and certain battery-powered products. On 8 November 1994 the Company changed its name to Battery One, Inc. and its fiscal reporting period to end on 31 January instead of 30 April. During this time, the Company's business was to retail over 400 types of dry cell batteries, including common and specialized cells, and battery-powered and battery-related products through Etc. in the US and BOSI in Canada. By the last quarter of Fiscal 1996 (the year ended 31 January 1996), it had become apparent that on the basis of the Company's share capitalization and considering the continued non-profitability of Etc., the Company, notwithstanding its best efforts, could not complete a crucial financing on the basis contemplated. The poor performance of Etc. resulted from a number of unproductive stores situated in secondary locations committed to by prior management. During this period, Etc.'s cash flow had been subsidized by BOSI, to its serious detriment. (Etc. and BOSI are hereinafter referred to collectively as the "Former Subsidiaries".)

_____________________________

/1/ Effective 29 November 1999 the Canadian Venture Exchange ("CDNX") commenced operations as a result of the merger of the Vancouver Stock Exchange and The Alberta Stock Exchange.

/2/ The Alberta Stock Exchange halted the trading of the Company's shares effective 30 April 1999.

/3/  Please see ITEM 7 - Management's Discussion and Analysis of Financial
                         -------------------------------------------------
     Condition and Results of Operations for more information concerning the
     -----------------------------------
     operations of subsidiary companies.

PPC Capital Corp                                                     FORM 10-K
                                                           Fiscal Year End 2000
                                                                         Page 4


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


In July 1996, Power Plus USA, Inc. ("PPUSA"), a wholly owned subsidiary of the Company, commenced implementing its plan for launching the US Powerful Stuff chain. Effective 1 September 1996, PPUSA launched its wireless airtime rebilling business by purchasing more than 20,000 pager customers under existing contracts and the entitlement to the related future wireless (pager/beeper airtime) rebilling revenue from Consumer Electronics Specialty Stores, Inc. ("CESS"), located in Sarasota, Florida. The US retail chain grew to 44 stores and the airtime rebilling business grew by nearly 50% over the next 18 months. Despite these accomplishments, the lack of timely financing, in accordance with PLAN 2000, to support the ongoing operations and growth caused PPUSA to seek protection under Chapter 11 of the US Bankruptcy Code on 31 January 1998. The
                                      ---------------
Company sold certain of PPUSA's capital assets, including its list of pager customers, to an arm's-length party on 29 June 1998, and PPUSA ceased carrying on the business. (See ITEM 7 - Management's Discussion and Analysis of Financial
                               -------------------------------------------------
Condition and Results of Operations.)
-----------------------------------

In September 1996, the Company launched its Canadian Powerful Stuff chain through its wholly owned subsidiary Power Plus Canada, Inc., ("PPCan"). The immediate expansion thrust was concentrated in Ontario, where the chain grew to 18 stores, although plans foresaw the addition of several store locations in British Columbia and Alberta. However, resulting from the same capital constraint, on 8 May 1998 PPCan sought protection by filing a Notice of
                                                              ---------
Intention to File a Proposal to Creditors ("Proposal") under Part III Division I
-----------------------------------------
of the Bankruptcy and Insolvency Act Canada. PPCan remained in possession of its
       -----------------------------
assets. On 26 November 1998, the Company sold the shares of PPCan and certain intellectual properties to an arm's length party that conducted a similar business in Canada. (See ITEM 7 - Management's Discussion and Analysis of
                                  ---------------------------------------
Financial Condition and Results of Operations.)
---------------------------------------------

All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA, respectively, and these subsidiaries owned all of the capital assets employed in carrying

_____________________________

/4/ The 1996 Reorganization Plan was conceived during Fiscal 1996 and subsequently fleshed out during Q1 and Q2 of Fiscal 1997. It had two parts. The first was PLAN 2000, the Company's 5-year business plan prescribing how the Company proposed to build its business to in excess of 1000 stores. The second was the Financing Plan that set out the manner in which the Company proposed to fund for this growth by raising new capital over the first three years, until critical mass and financial self-sufficiency was achieved. The stores operated from leased premises that ranged from 150 to 700 square feet in major enclosed shopping malls in the US and Canada. They sold portable energy, wireless communication products and services (beepers, cellular phones, personal communication systems and related service contracts) and hand-held electronic communications, entertainment, business and lifestyle products.

PPC Capital Corp                                                     FORM 10-K
                                                           Fiscal Year End 2000
                                                                         Page 5


on the retail businesses. Accordingly, at 31 October 1998 the Company had neither ongoing retail operations nor operating assets.

Notwithstanding reorganizational proceedings underway since, the Company has been maintained in good standing from a corporate and regulatory statutory compliance perspective. Shareholders approved, at the annual and special shareholders' meeting held on 21 January 1999, the proposed reorganizational proceedings which management considers in the best interests of the Company (the "1999 Reorganization Plan"). In summary, the shareholders resolved, subject to regulatory approval, as to the following matters:

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

While management cannot give any assurances as to the future outlook for the Company, conditional regulatory approval to the 1999 Reorganization Plan was granted on 29 April 1999. The Company changed its name to PPC Capital Corp effective 26 August 1999. Other reorganizational matters are pending in the discretion of management which intends to aggressively pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss carry forwards are expected to represent a significant asset/5/ for the Company which could be material in attracting a suitable candidate for purposes of restructuring its business affairs.

In the circumstances of these reorganizational proceedings and as previously reported, CDNX has conducted a review of the financial affairs of the Company to ascertain whether the Company was maintaining continued listing requirements. CDNX determined that the Company, having divested what it considered to be substantially all of its operating assets, did not meet the continued listing requirements. Therefore, trading of the Company's shares was initially suspended at the close of business on 30 April 1999 and on 31 May 2000 the securities were delisted from CDNX. The Company, however, is in no way impaired from continuing on with its day-to-day operations in implementing the 1999 Reorganization Plan and seeking out new investment opportunities. The trading in shares of Alberta issuers is typically halted for extended periods pending closure of transactions by way of reverse take-over. It is open to the Company to make an application for relisting when it is in a position to meet CDNX requirements.

_____________________________

/5/ See Note 7 in the Notes to the audited Consolidated Financial Statements - Fiscal 2000, included herein.

PPC Capital Corp                                                     FORM 10-K
                                                           Fiscal Year End 2000
                                                                         Page 6


ITEM 2 --  PROPERTIES

As of the date hereof, the Company's 3,250 square feet of executive offices are situated at 7850 Woodbine Avenue, Suite 201, Markham, Ontario, L3R 0B9 and leased at arm's length basis on a month-to-month basis at a monthly occupancy cost of approximately $4,000.

ITEM 3 --  LEGAL PROCEEDINGS

The following summarizes, to the best of management's knowledge, potential, pending or known legal proceedings and litigation, arising primarily from transactions between third parties and one or both of PPUSA and PPCan, in all considered ordinary routine litigation incidental to the business.

1) CDA Industries Inc., a Canadian company, and manufacturer and supplier of store fixtures, commenced an action in the Ontario Court against the Company for the payment of alleged unpaid amounts due from either or both PPCan and PPUSA. The Company has disputed this claim considering it without merit and will vigorously defend it as required and advised. There has been no activity on this matter in over a year and no further action is planned.

2) Management is informed of a claim that may have been made against PPUSA in the United States, after PPUSA ceased carrying on business, by a landlord pertaining to store premises leased by PPUSA. The details of the claim are undetermined as of the date hereof, and there is the possibility that collateral claims may have been made against the Company. The Company has retained US counsel to advise management and will take all steps necessary and required.

In management's opinion, and to the best of its knowledge, none of these potential, pending or known routine legal proceedings are expected to have any material impact on future operating results or the financial condition of the Company.

ITEM 4 --  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PPC Capital Corp                                                     FORM 10-K
                                                           Fiscal Year End 2000
                                                                         Page 7

                                    PART II

ITEM 5 --  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Common stock data

Commensurate with the approvals and implementation of the Company's 1996 Reorganization Plan and the related renaming of the Company as Power Plus Corporation, new stock trading symbols were adopted. The Common Stock formerly traded under the symbol PPC was delisted from trading on the Canadian Venture Exchange ("CDNX"), Province of Alberta, Canada, effective 31 May 2000, as described herein before in ITEM 1, CDNX commenced operations on Monday 29 November 1999. CDNX is the result of the merger of The Alberta Stock Exchange and the Vancouver Stock Exchange. All companies listed on these exchanges at 26 November 1999 were listed on CDNX on 29 November 1999. The former symbols were "BTB" in Alberta and "BATT" in the US. The Company is a reporting issuer in the Provinces of Alberta and British Columbia, in Canada, and in the United States. The Company's shares were listed on the OTC-BB formerly operated by the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under its old symbol "BATTF". No trades were reported for the period 31 December 1994 through 28 February 1995. On 24 April 1995, the trading symbol was changed to "BATT" when the Company's application to qualify as an exempt foreign issuer was accepted by the National Association of Securities Dealers. Effective with the Company's previous name change to The Company, the new symbol for trading on the OTC-BB became "PPCO".

It came to the attention of management in March of 1998 that OTC-BB, without consultation with the Company, unilaterally changed the symbol for trading on the OTC-BB to "PRPS". A more senior issuer had requested and been granted the symbol "PPCO".

The name change to PPC Capital Corp. and the related 5:1 proposed share consolidation forming part of the Company's pending 1999 Reorganization Plan as approved by the shareholders and regulators (see ITEM 1 -- Business), will
                                                           --------
result in new trading symbols being adopted. When implemented, this would result in the currently issued and outstanding 16,913,389 Common Shares being consolidated into 3,382,677 post-consolidation shares.

The following table sets forth the reported high and low sale prices for the Common Shares as quoted by the CDNX for the periods set out and expressed in Canadian dollars:

                                 Fiscal 2000                       Fiscal 1999                      Fiscal 1998
                                 -----------                       -----------                      -----------
                            High              Low             High              Low             High            Low
                            ----              ---             ----              ---             ----            ---
1st Quarter                  $0.50             $0.10            $0.50            $0.10            $3.75         $1.00

2nd Quarter               Shares halted from trading            $0.13            $0.03            $2.00         $1.20
                          effective 1 May 1999, the
                               beginning of Q2.

3rd Quarter                                                     $0.03            $0.01            $1.30         $0.75

4th Quarter                                                     $0.03            $0.01            $0.85         $0.30

PPC CAPITAL CORP                                                    FORM 10-K
                                                          Fiscal Year End 2000
                                                                        Page 8

The following table sets forth the reported high and low bid market quotations, reflecting inter-dealer prices without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions, for the Common Shares as quoted in the US on the OTC-BB for the periods set out and expressed in U S
Dollars:

                 Fiscal 2000           Fiscal 1999           Fiscal 1998
                 -----------           -----------           -----------
               High       Low        High        Low       High         Low
               ----       ---        ----        ---       ----         ---
  1st Quarter  $0.08      $0.01      $0.33       $0.03     $2.69        $0.72

  2nd Quarter  $0.15      $0.01      $0.09       $0.01     $1.44        $0.86

  3rd Quarter  $0.01      $0.01      $0.01       $0.01     $0.93        $0.54

  4th Quarter  $0.08      $0.01      $0.01       $0.01     $0.61        $0.22

Because agents hold a substantial number of Common Shares in "street name", the Company is unaware of exactly how many of the outstanding Common Shares are held by residents of the United States. As of the date hereof, it is estimated there are in excess of 2,000 beneficial holders of the 16,913,389 issued and outstanding Common Shares.

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

The Company is aware of no Canadian governmental laws, decrees or regulations nor any foreign exchange controls which restrict the import or export of capital or which affect the remittance of dividends, interest or other payments of non-resident holders of the Company's securities.

The Company knows of no limitation on the rights of nonresident or foreign owners to hold or vote the Common Shares imposed by foreign laws and there are no provisions in the Company's charter or by-laws which restrict ownership of securities or prescribe restrictions on the payment of dividends, interest or other payments to shareholders.

PPC CAPITAL CORP                                                    FORM 10-K
                                                          Fiscal Year End 2000
                                                                        Page 9

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during Fiscal 2000. As pertains to prior years, please see ITEM 7 (3 (a)(5) and (f) - Management's Discussion
                                                      -----------------------
and Analysis of Financial Condition and Results of Operations concerning the
-------------------------------------------------------------
exchange convertible debenture for promissory notes.

PPC CAPITAL CORP                                                    FORM 10-K
                                                          Fiscal Year End 2000
                                                                        Page 10

ITEM 6    SELECTED FINANCIAL DATA

The following selected financial data of the Company are presented for and as of the end of Fiscal 2000, Fiscal 1999, Fiscal 1998, Fiscal 1997 and Fiscal 1996. This information should be read in conjunction with ITEM 7 -- Management's
                                                              ------------
Discussion and Analysis of Financial Condition and Results of Operations and the
------------------------------------------------------------------------
Consolidated Financial Statements and the Notes thereto, included elsewhere herein. The Company's Consolidated Financial Statements and related information have been prepared according to Canadian Generally Accepted Accounting Principles (CGAAP), and these financial statements comply in all material respects with United States Generally Accepted Accounting Principles, except as described in Note 12 to the Company's Consolidated Financial Statements included elsewhere herein.


                                                       FYE 31 January

                             2000          1999/(3)/,/(4)/  1998          1997/(2)/         1996
                             ----          ----             ----          ----              ----

Statement Of Operations Data:
Total revenue                $23,290       $585,035        $8,049,418     $4,080,598      $5,375,229

Net (loss)                 ($975,938)   ($4,541,551)     ($19,099,911)   ($5,547,427)    ($4,541,551)

Net (loss) per share          ($0.06)        ($0.03)           ($3.04)        ($2.54)         ($2.50)

Balance Sheet Data:

Total assets                $202,193     $1,070,284        $3,404,568    $11,043,854        $330,035

Working capital             $127,529       $860,078       ($3,657,152)    $4,033,127       ($422,159)

Long-term liabilities     $4,054,328     $3,810,939       $11,764,194     $4,740,000             NIL

Total liabilities         $4,128,992     $4,021,145       $16,737,060     $7,455,813        $507,208

Common shareholders'
 equity / (deficiency)   ($3,926,799)   ($2,950,861)     ($13,332,492)    $3,588,041       ($177,173)

(1)  To date, the Company has not paid dividends on its Common Shares.
(2) In accordance with the 1996 Reorganization Plan and the Plan of Arrangement, the stated capital amount and accumulated deficiency in earnings were both reduced by $26,670,825 for the financial reporting of FYE 1997.
(3) Of the Long-term liabilities amount stated above, the Company converted the total indebtedness, including principal plus accrued interest, of the 10% Special Notes into Common Shares during Q1 - Fiscal 1999 and the 10% Bridge Loan Notes into Common Shares during Q2 - Fiscal 1999, which eliminated future cash out flow for both repayment of indebtedness and payment of interest due. (See also ITEM 7 - Management's Discussion and Analysis of
                                      ---------------------------------------
     Financial Condition and Results of Operations.)
     ---------------------------------------------
(4) In accordance with the 1999 Reorganization Plan, the stated capital amount and accumulated deficiency in earnings were both reduced by $20,700,000, to better reflect the financial repositioning of the Company. (See also ITEM 7 -- Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
     of Operations for more discussion concerning Stated Capital Reduction.)
     -------------

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

PPC CAPITAL CORP                                                    FORM 10-K
                                                          Fiscal Year End 2000
                                                                       Page 11


                                C$ High                 C$ Low                 Average            Fiscal Year End
                                -------                 ------                 -------            ---------------
                           C/US        US/C        C/US        US/C       C/US        US/C        C/US       US/C
                           ----        ----        ----        ----       ----        ----        ----       ----

         2000             $1.53        $0.65      $1.43       $0.70      $1.48        $0.68      $1.45      $0.69

         1999             $1.54        $0.65      $1.42       $0.70      $1.48        $0.68      $1.51      $0.66

         1998             $1.36        $0.74      $1.44       $0.69      $1.39        $0.72      $1.46      $0.69

         1997             $1.38        $0.73      $1.33       $0.75      $1.36        $0.74      $1.37      $0.73

         1996             $1.36        $0.74      $1.28       $0.78      $1.32        $0.77      $1.32      $0.77

ITEM 7 -- MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1)  Overview

    The Company's earlier 1996 Reorganization Plan, PLAN 2000, was management's 5-year business plan that prescribed how the Company proposed to roll out its Powerful Stuff specialty niche retail business throughout North America. PLAN 2000 incorporated a detailed financing plan setting out the framework for providing a total of $49.1 million over its initial 3 years. The timeliness and availability of this capital, which could only be raised through the junior public capital markets in Canada, was critical to the success of PLAN 2000. This capital was vital to the Company's growth, but its availability was dependent upon macroeconomic factors outside the Company's control. The goal was critical mass, which is that point when adequate retail outlets were open, operational and achieving at least annualized breakeven cash flow - at which time the business could be financially self-sustaining. Beyond this, the projected cash flow from store profit could ultimately make the Company's growth internally funded.

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

    Despite management's best efforts to act responsibly during this period of uncertainty, these times ultimately called for strong preservation measures. Consequently, on 31 January 1998 PPUSA sought protection under Chapter 11 of the US Bankruptcy Code. PPUSA remained in possession of its assets. With 44
           ---------------
    stores then open, down from a peak of 63 stores at the end of Q3 - Fiscal 1998, the continued prejudicial delays in completing planned financings prohibited further expansion.

    With no expectation of any short-term improvement in this crisis, the Company subsequently announced on 8 May 1998, that PPCan had also sought protection from creditors by filing a Proposal under the Bankruptcy and
                                                             --------------
    Insolvency Act Canada. PPCan remained in possession
    --------------

PPC CAPITAL CORP                                                    FORM 10-K
                                                          Fiscal Year End 2000
                                                                       Page 12


    of its assets pending a determination as to whether the operations could be refinanced or sold as a going concern.

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

    All of the Company's retail operations in Canada and the US were conducted through PPCan and PPUSA and all of the capital assets employed in carrying on the retail business were owned by them. Accordingly, and as reported in the unaudited interim Q3 -- Fiscal 1999 Report to Shareholders, as of 31 October 1998 the Company no longer has any retail operations nor operating assets. The Company is currently undergoing reorganization, implementing its 1999 Reorganization Plan, as described in detail herein (see ITEM 1 - Business).
    --------

2)  Results of Operations
    a)  Fiscal 2000

        The Company continued the process of resolving matters arising from the reorganization of its business pursuant to the sale of PPCan and cessation of the business of PPUSA. The Company continued to lend money to operating businesses and seeks new opportunities. Management intends to aggressively pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss carry forwards that are approximately $44million represent a significant asset/6/ for the Company which will be material in attracting a suitable candidate for purposes of restructuring its business affairs.


        Accordingly, its business during Fiscal 2000 was substantially pared-down and also not directly comparable to the consolidated results of previous years.

        Comparison of business results for Fiscal 2000, Fiscal 1999 and Fiscal 1998

        The following table highlights items reflected in the Company's Consolidated Statement of Operations expressed as percentages of sales:



                                                                              Percentage of Sales
                                                                                 FYE 31 January
                                                                                 --------------
                                                                       2000            1999            1998
                                                                       ----           -----           -----
     Cost of sales                                                           0%           79.0%           81.5%
     Operating, occupancy & administrative expenses                       4090%          763.2%          255.3%
     Net loss                                                             4080%           78.5%          237.3%
     Operating and administrative expenses include write-off of assets abandoned in 1999 and 1998.

The unfavorable increase in the Operating expenses ratio is a statistical anomaly that fails to convey the absolute decrease in amounts expended and arises because of the signifi

__________________________
/6/ See Note 7 in the Notes to the audited Consolidated Financial Statements - Fiscal 2000, included herein.

PPC CAPITAL CORP                                                    FORM 10-K
                                                          Fiscal Year End 2000
                                                                       Page 13



     cant decrease in revenue compared to expenses resulting mostly from the accrual non-cash interest payable and the accrual of non-cash fee paid for the refinancing and extension of the 10% Convertible Debenture, which is payable in Common Stock, and professional fees.

     No corporate income taxes were payable in Fiscal 2000. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income arising from Fiscal 2000 to exceed $44million. This amount is not reported in the Audited Consolidated Balance Sheet but is disclosed in Note 7 of the Notes to the Financial Statements, included herein.

b)   Fiscal 1999

     On 31 January 1998, PPUSA sought protection by filing a Chapter 11 Petition under the United States Bankruptcy Code. PPUSA immediately closed 18
                             ---------------
     Powerful Stuff stores in the US, leaving 11 stores open on an interim basis, clustered in the State of Florida strategically proximate to the operations office in Sarasota (closed in May 1998). Management considered this interim measure to be in the Company's best interests in order to consolidate and brace its US operations pending possible financing and to protect its assets/7/ through reorganization in the shorter term. By mid-June 1998, faced with deteriorating adverse capital markets, the absence of new capital forced PPUSA to cease carrying on business. On 29 June 1998, the Company realized its security pertaining to the indebtedness of PPUSA and foreclosed on the remaining assets of PPUSA. With the operations of PPUSA ceased, the Company sold certain of the capital assets of PPUSA, including its list of pager customers, to an arm's-length party for cash consideration of US$125,000 and the assumption of certain liabilities in the aggregate amount of US$377,000. The remaining capital assets of PPUSA, consisting primarily of store fixtures and leasehold improvements, were abandoned where situated in various locations to offset existing liabilities to landlords. Accordingly, PPUSA, now discharged from its Chapter 11 Petition, no longer carries on business in the United States.

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

     From the Comparison table above, the unfavorable increase in cost of sales and decrease in gross profit resulted principally for these reasons:

     . PPUSA was operated as a discontinued business since the beginning of Fiscal 1999 and until it ceased carrying on business in June 1998;

----------------
/7/ The Company is the first secured and largest creditor of both PPUSA and PPCan.

PPC CAPITAL CORP                                                    FORM 10-K
                                                          Fiscal Year End 2000
                                                                       Page 14

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

c)   Fiscal 1998

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

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 15

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

         During Q4 -- Fiscal 1998, management commenced systematically implementing radical measures and defensive strategies, firstly to pare-down the business to conserve demand for operating cash (but retain a hub from which to grow the business should new financing become a reality), and secondly to protect the assets. On 31 January 1998, PPUSA sought protection by filing a Chapter 11 Petition under the United States Bankruptcy Code. (See above).
                       ---------------

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

3)   Financial Condition, Liquidity and Capital Resources

     a) The Company negotiated the extension of the maturity of the 10% Convertible Debentures for an additional two years on the same terms and conditions. The 10% Convertible Debentures, for a maximum principal amount of up to $5,000,000, are a first secured and fixed and floating charge, maturing on 31 January 2002 (extended on the same terms and conditions from those that would have matured on 31 January 2000), bearing interest at a rate of 10% per annum payable semi-annually in common shares. The Convertible Debentures, including all principal amounts advance thereunder and interest accruing thereon, may be converted, in whole or in part, on or before maturity, at the option of the

____________________

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

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 16

          holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share.

     b)   Financing Action and Changes during Fiscal 1999

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

          iii) The Company executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced as at FYE 2000 and bearing interest payable on maturity at an annual rate of 10%. The holders of these promissory notes agreed to the replacement of these unsecured loans by 10% first fixed and floating charge secured debentures maturing 31 January 2001 with interest accruing and payable upon maturity. The replacement of these unsecured loans with debentures totaling $3,191,000 was completed during Q4 -- Fiscal 1999. See (a) above.

          iv) Interest due on the 10% Bridge Loan Notes, 10% Promissory Notes (converted into the secured Convertible Debenture (see above)) and 10% Special Notes is payable in arrears at the time of repayment or conversion by the issuance of common shares. The 10% Bridge Loan Notes and 10% Special Notes plus the interest accrued and payable thereon were converted into Common Shares during Fiscal 2000.

          v) Commencing in Fiscal 1996, all securities, including the Special Notes that were converted into Common Shares, were sold by private placement to accredited investors in Canada. These securities were issued pursuant to the governing securities laws in the applicable governing jurisdictions in Canada but were not registered or sold principally in the US. Sales of the securities in the US were made in reliance upon the exemption from registration contained in (S)4(2) of the Securities Act of 1933,
                                                        ----------------------
               as amended.

     c)   Stated Capital Reduction

          As proposed in the 1999 Reorganization Plan, the Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the Company pursuant to (S)36 of the Business Corporations Act Alberta, by
                                           -------------------------
          reducing the stated capital of the Common Shares by an amount up to but not to exceed $20,700,000. This reduction of stated capital of the Common Shares would result in the reduction of the shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 17

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

     d)   Consolidation of Share Capital

          At the special meeting of shareholders of the Company held on 30 January 1998, the shareholders of the Company approved a resolution approving the consolidation of the Company's issued and outstanding common shares on a ratio of one new common share for up to each five common shares outstanding. In accordance with the 1999 Reorganization Plan, as approved at the 21 January 1999 meeting of the shareholders, and as approved by CDNX, it is open to the Company, in management's discretion, to complete this consolidation from the 16,913,389 common shares outstanding to 3,382,677 post-consolidation common shares.

     e)   Conversion of Secured Debt

          i) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures were proposed to mature on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, the Company abandoned the 1998 Debentures. Subsequently, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998 with Elliott & Associates, Inc., providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, originally due 31 January 2000 but was recently extended to 31 January 2002 (see
               (a) above) (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. Management considered it desirable to provide for the convertibility of the Debentures, including all principal amounts advanced thereunder and interest accruing thereon, into Common Shares of the Company on the basis that the Debentures may be converted, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share. In view of the fact that the possible aggregate issuance of Common Shares issuable

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 18

               upon conversion of the Debentures represents over 25% of the Company's Common Shares currently issued and outstanding, shareholder approval was obtained at the 21 January 1999 meeting of the shareholders. The required approval of CDNX was granted on 29 April 1999.

          ii) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the implementation of a four-tiered revised corporate finance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company is obligated to pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000.
               To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, and subsequent regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,121,230 post-consolidation common.

4)   Outlook

     While management cannot give any assurances as to the future outlook for the Company, management intends to pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss carry forwards are expected to represent a significant asset/10/ for the Company which will be material in attracting a suitable candidate for purposes of restructuring its business affairs.

ITEM 7a -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 --  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and schedules listed in ITEM 14(a) hereof are incorporated herein by reference and are filed as a part of this report.

ITEM 9 --  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

None.

___________________
/10/ See Note 7 in the Notes to the audited Consolidated Financial Statements -
     Fiscal 2000, included herein.

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 19

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

-------------------------------------------------------------------------------------------------------------------
                                                                                    Commencement     Conclusion of
        Name            Age                        Position                          of Service      Current Term
-------------------------------------------------------------------------------------------------------------------
J. Douglas Elliott        48  Director of the Company since 1994 and Chairman,     19 August 1994    July 2000
                              CEO and President of the Company since December
                              1995; Lawyer by background; President of Elliott &
                              Associates, Inc. 1987 to present; Elliott &
                              Associates provides consulting services to the
                              investment and financial services industries
                              specializing in the structuring, financing and
                              management of investment opportunities, and
                              financial public relations.
-------------------------------------------------------------------------------------------------------------------
R. Bruce Freeman          47  Director of the Company since 1989, Vice Chairman    13 January 1989   July 2000
                              of the Company since 1993 and CFO and Treasurer
                              since September 1995; Chartered Accountant by
                              background, with joint degree in accounting and
                              law; Managing Partner of Freeman & Associates
                              which provides consulting services to companies
                              and individuals in the investment and financial
                              services industries specializing in the
                              structuring, financing and management of special
                              projects; Prior to May 1991, Vice-President and
                              Chief Financial Officer of Magnasonic Canada,
                              Inc., a Company which held major interests in
                              Sanyo Canada, Inc., Major Video Super Stores and
                              holds an interest in Magnasonic Lloyds Company,
                              Inc.
-------------------------------------------------------------------------------------------------------------------
V. Lynn Elliott           49  Director of the Company since 1998. Consultant.       January 1998    January 2002
-------------------------------------------------------------------------------------------------------------------
Michael J. Perkins        47  Corporate Secretary of the Company since 1991 and      August 1991     July 2000
                              specialty Canadian securities counsel; Partner of
                              Armstrong Perkins Hudson, Barristers and
                              Solicitors and formerly managing partner of
                              Ogilvie and Company, Barristers and Solicitors
                              since 1990, both of Calgary, Alberta.
-------------------------------------------------------------------------------------------------------------------

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

During the last fiscal year, the board of directors held three (3) meetings.

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 20

The Company is required to have an Audit Committee, which currently consists of
R. Bruce Freeman (Chairman), J. Douglas Elliott and Lynn Elliott. The general function of the Audit Committee is to review the overall audit plan and system of internal controls of the Company, and the results of the external audit and to resolve any problems with the Company's auditor. During Fiscal 2000, the Audit Committee held four (4) meetings at which all members attended.

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

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 21

(S)16(a) Beneficial Ownership Reporting Compliance
         -----------------------------------------

None of the Company's officers or directors has filed reports on Forms 3, 4 & 5 with the Securities and Exchange Commission. Officers and directors file similar insider reports with CDNX as required.

ITEM 11 -- EXECUTIVE COMPENSATION

There were no amounts set aside or accrued by the Company during Fiscal 2000, to provide pension, retirement or similar benefits for the officers and directors of the Company, pursuant to any existing plan, contract, authorization or arrangement provided or contributed to by the Company.

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

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 22

1.   Directors and Officers Shareholdings

       -------------------------------------------------------------------------------------------------------------
                                                                 Amount and Nature of
       Name of Beneficial Owner                                Beneficial Ownership/(a)/      Percent of Class/(b)/
       ------------------------                                -------------------------      ---------------------
       -------------------------------------------------------------------------------------------------------------
       J. Douglas Elliott                                                 NIL                         NIL
       -------------------------------------------------------------------------------------------------------------
       R. Bruce Freeman                                                 15,000                    Less than 1%
       -------------------------------------------------------------------------------------------------------------
       Lynn Elliott                                                       NIL                         NIL
       -------------------------------------------------------------------------------------------------------------
       Michael J. Perkins                                                 NIL                         NIL
                                                                          ---
       -------------------------------------------------------------------------------------------------------------
       All executive officers and directors as a group                  15,000                    Less than 1%
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

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

1. The Company agreed to enter into a 5-year management services agreement, which was approved by the shareholders, made between the Company and a private management company beneficially owned and controlled by R. Bruce Freeman, the Vice Chairman, CFO and Treasurer of the Company, and Elliott & Associates, Inc., which provides the services of J. Douglas Elliott, as the Chairman, CEO and President of the Company. The management services agreement provided for: a term commencing effective 1 March 1996 and expiring 31 January 2000; the reimbursement of unpaid historical services provided to the Company together with expenses incurred from 1 September 1994 up to and including 29 February 1996, by the issuance of shares; the payment of an annual management fee to be determined, plus industry standard benefits and reimbursement of all reasonable out-pf-pocket expenses incurred on behalf of the Company; and, the issuance of incentive bonus shares to be earned annually based upon performance thresholds to be determined.

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 23

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

2. The Company retains Armstrong Perkins Hudson, Barristers and Solicitors, of which Michael J. Perkins, the Company's Corporate Secretary is a partner, to perform specialty securities work and for general corporate organizational matters, for which the Company incurred fees of $37,500 during Fiscal 2000.

3. Elliott & Associates, Inc., which provides the services of J. Douglas Elliott as Chairman, President and CEO of the Company, was, for purposes of administration, appointed Trustee under the Debenture Trust Indenture governing the Company's outstanding Debentures (see ITEM 7 - Management's
                                                                  ------------
     Discussion & Analsyis of Financial Condition and Result of Operations;
     ---------------------------------------------------------------------
     Conversion of Secured Debt.)
     ---------------------------

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 24

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                                         Page
                                                                                         ----
(A) 1.  Index to Audited Consolidated Financial Statements of The Company                 F-1
        -----------------------------------------------------------------

        Auditors' Report dated 7 April 2000                                               F-2

        Consolidated Balance Sheets for the fiscal years ended 31 January 2000 and 1999   F-3

        Consolidated Statements of Operations
               for the fiscal years ended 31 January 2000, 1999 and 1998                  F-4

        Consolidated Statements of Deficit
               for the fiscal years ended 31 January 2000, 1999 and 1998                  F-5

        Consolidated Statements of Cash Flows
               for the fiscal years ended 31 January 2000, 1999 and 1998                  F-6

        Notes to Consolidated Financial Statements                                        F-7

    2.  Index of Financial Statement Schedules
        --------------------------------------
        None

    3.  Exhibits
        --------
        The exhibits listed on the accompanying index of exhibits are filed as part of this Annual Report on Form 10-K.

(b) Reports on FORM 8-K

    None

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 25

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

PPC Capital Corp                                                       FORM 10-K
                                                            Fiscal Year End 2000
                                                                         Page 26

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
                                                           -------------------
Act of 1934, the registrant has duly caused this report to be signed on its
-----------
behalf by the undersigned, thereunto duly authorized.

                                             PPC Capital Corp


Date: 30 May 2000                            By: /s/ J. Douglas Elliott
                                                 -----------------------
                                                     J Douglas Elliott
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report
                                    -------------------------------
has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 30th day of May 2000.



                                                 /s/ J. Douglas Elliott
                                                 ----------------------
                                                     J Douglas Elliott
                                               Chairman, CEO and President
                                              (Principal Executive Officer)



                                                   /s/ R. Bruce Freeman
                                                   --------------------
                                                      R Bruce Freeman
                                                    Vice Chairman, CFO
                                             (Principal Financial and Accounting
                                                         Officer)



                                                      /s/ V Lynn Elliott
                                                      ------------------
                                                       V. Lynn Elliott

                               PPC Capital Corp



                   Audited Consolidated Financial Statements


                      For the year ended 31 January 2000

                                ("Fiscal 2000")

PPC Capital Corp                                                     Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                        Page F 1


Index to Audited Consolidated Financial Statements

                                                                           Page

       Auditors' Report dated 7 April 2000                                    2

       Consolidated Balance Sheets for the fiscal years ended
               31 January 2000 and 1999                                       3

       Consolidated Statements of Operations for the fiscal years ended
               31 January 2000, 1999 and 1998                                 4

       Consolidated Statements of Deficit for the fiscal years ended
               31 January 2000, 1999 and 1998                                 5

       Consolidated Statements of Cash Flows for the fiscal years ended
               31 January 2000, 1999 and 1998                                 6

       Notes to Consolidated Financial Statements                             7

BDO Dunwoody LLP
Chartered Accountants


                               Auditors' Report

       To the Board of Directors of PPC Capital Corp:

       We have audited the consolidated balance sheets of PPC Capital Corp as at 31 January 2000 and 1999 and the consolidated statements of operations, deficit and changes in the financial position for each of the years in the three-year period ended 31 January 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at 31 January 2000 and 1999 and the results of its operations and its cash flows for each of the years in the three-year period ended 31 January 2000 in accordance with generally accepted accounting principles in Canada.


                         _____________________________

                              "BDO Dunwoody LLP"
                             Chartered Accountants
                                Toronto, Canada

                                 7 April 1999



                     Comments By Auditors for U.S. Readers
                     on Canada - U.S. Reporting Difference

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in note 2(b) to the financial statements. Our report to the shareholders dated 7 April 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the auditor's report when these are adequately disclosed in the financial statements.

                                                          FORM 10-K  Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                        Page F 3

                               PPC Capital Corp

                          Consolidated Balance Sheets
                                as at 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                    2000          1999
                                                                 -----------   -----------
                    Assets
Current assets:
     Cash and cash equivalents                                   $   124,829   $   567,614
     Accounts and note receivable                                     77,364       488,270
     Prepaid expenses                                                      0        14,400
                                                                 -----------   -----------
                                                                 $   202,193   $ 1,070,284
                                                                 ===========   ===========

                  Liabilities
Current accounts payable and accrued liabilities                 $    74,664   $   210,206
                                                                 -----------   -----------
Long-term liabilities - see Note 5
     Non-cash accrued liabilities & interest payable                 863,328       619,939
     10% Convertible debentures payable                            3,191,000     3,191,000
                                                                 -----------   -----------
                                                                   4,054,328     3,810,939
                                                                 -----------   -----------
                                                                   4,128,992     4,021,145
                                                                 -----------   -----------

             Shareholders' (deficiency)
Share capital - see Note 6
     Authorized at no par value:
          An unlimited number of common shares
          An unlimited number of preferred shares
     Issued: 16,913,389 common shares (1999 -16,913,389)           1,118,456     1,118,456
Deficit  - see Note 6(c)                                          (5,045,255)   (4,069,317)
                                                                 -----------   -----------
                                                                  (3,926,799)   (2,950,861)
                                                                 -----------   -----------
                                                                 $   202,193   $ 1,070,285
                                                                 ===========   ===========

  The accompanying notes are an integral part of these financial statements.

                                                          FORM 10-K  Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                        Page F 4


                                PPC Capital Corp
                     Consolidated Statements of Operations
                         for the year ended 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                          2000                1999               1998
                                                                      -----------         -----------        -----------
Sales and other income                                                $    23,290         $   585,035        $ 8,049,418
Cost of sales                                                                   0             461,995          6,596,747
                                                                      -----------         -----------        -----------
      Gross profit                                                         23,290             123,040          1,452,671
                                                                      -----------         -----------        -----------
Expenses
      Operating and administration                                        680,128           2,235,279         15,320,099

      Asset write-down - see Notes 4                                                          670,209          3,247,521
      Financing charges payable in stock - see Notes 5                    319,100             490,485            762,944
      Amortization                                                              0           1,069,019          1,222,018
                                                                      -----------         -----------        -----------
Loss from operations                                                      975,938           4,341,952         19,099,911
Gain from sale/abandonment of Subsidiaries - see Note 3                         0           3,882,805                  0
                                                                      -----------         -----------        -----------
Net loss for period                                                   $   975,938         $   459,147        $19,099,911
                                                                      ===========         ===========        ===========

Loss per share - see Note 6
Net Loss per share                                                    $      0.06         $      0.03        $      3.04
Weighted average number of common shares outstanding                   16,913,389          14,390,876          6,291,746

--------------------------------------------------------------------------------

                       Consolidated Statements of Deficit
                                as at 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                   2000                1999                  1998
                                                                ----------         ------------           -----------
Deficit, beginning of period                                    $4,069,317         $ 24,310,170           $ 5,210,259
Net loss for period                                                975,938              459,147            19,099,911
Stated capital reduction  - see Note 6                                   0          (20,700,000)                    0
                                                                ----------         ------------           -----------
Deficit, end of period                                          $5,045,255         $  4,069,317           $24,310,170
                                                                ==========         ============           ===========


  The accompanying notes are an integral part of these financial statements.

                                                          FORM 10-K  Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                        Page F 5


                                PPC Capital Corp
                     Consolidated Statements of Cash Flows
                         for the year ended 31 January
                 ($-amounts are expressed in Canadian Dollars)

                                                                     2000                1999               1998
                                                                   ---------          -----------       ------------
Cash provided by (used in) operating activities
  Net loss for period                                              $(975,938)         $  (459,147)      $(19,099,911)
  Adjustments required to reconcile net loss with net
   cash provided by operating activities:

   Gain on sale/abandonment of Subsidiaries - see Note 3                   0           (3,882,805)                 0
   Asset write-down - see Notes 4                                          0              670,209          3,247,521
   Financing charges payable in stock - see Notes 5                  319,100              490,485            762,944
   Amortization                                                            0            1,069,019          1,222,018
                                                                   ---------          -----------       ------------
                                                                    (656,839)          (2,112,239)       (13,867,428)
  Changes in non cash operating items
   Accounts receivable                                               363,996              342,842           (140,521)
   Inventory                                                               0              756,375          1,053,154
   Prepaid expenses                                                   14,400               54,507            326,942
   Accounts payable and accrued liabilities                         (135,543)          (4,762,659)         2,257,053
   On sale/abandonment of Subsidiaries - see Note 3                        0            3,955,812                  0
                                                                   ---------          -----------       ------------
                                                                    (442,785)          (1,765,362)        (2,489,550)
                                                                   ---------          -----------       ------------
Cash provided by (used in) financing activities
  Issue of common shares and warrants                                      0                    0          2,179,378
  10% Convertible debentures payable                                       0            1,291,000          1,900,000
  10% Bridge Loan Notes payable                                            0                    0          4,081,250
                                                                   ---------          -----------       ------------
                                                                           0            1,291,000          2,179,378
                                                                   ---------          -----------       ------------
Cash provided by (used in) investing activities
  Proceeds on sales of subsidiary and assets - see Note 3                  0              894,386                  0
  Purchase of Capital Assets                                               0                    0         (1,983,481)
                                                                   ---------          -----------       ------------
                                                                           0              894,386         (1,983,481)
                                                                   ---------          -----------       ------------
Increase (decrease) in cash during period                           (442,785)             420,024         (4,193,743)

Cash, beginning of period                                            567,614              147,590          4,341,243
                                                                   ---------          -----------       ------------
Cash, end of period                                                $ 124,829          $   567,614       $    147,590
                                                                   =========          ===========       ============

  The accompanying notes are an integral part of these financial statements.

PPC Capital Corp                                          FORM 10-K  Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                        Page F 6

Notes to the Consolidated Financial Statements

1.   Nature of Business

     PPC Capital Corp ("Corp"), formerly Power Plus Corporation and which was renamed in August 1999, lends money to operating businesses. During the fiscal year ended 31 January 2000 ("Fiscal 2000") continued its business on a scaled-down basis with an arm's length party. During the fiscal year ended 31 January 1999 ("Fiscal 1999"), Corp's wholly-owned subsidiaries Power Plus USA, Inc. ("PPUSA") and Power Plus Canada, Inc. ("PPCan"), (collectively, the "Company") were wound down and sold. On 31 January 1998, PPUSA made a voluntary assignment under Chapter 11 of the US Bankruptcy code and, on 29 June 1998, the operating assets of PPUSA were sold and it ceased operations. Effective 31 October 1998, the shares of PPCan were sold to a third party pursuant to a proposal made by PPCan in accordance with
     (S)50.4(1) of the Bankruptcy and Insolvency Act Canada ("Proposal") and
                       -----------------------------
     with the approval of both creditors and the court. At the date of its sale, PPCan operated six stores. Accordingly, there were no stores operating as at 31 January 1999. Previously, PPCan and PPUSA operated 22 retail stores at the conclusion of the fiscal year ended 31 January 1998 ("Fiscal 1998") down from 51 retail stores at the conclusion of the prior fiscal year under the trade name Powerful Stuff! The stores operated from leased premises in major enclosed shopping malls in the US and Canada.

2.   Significant Accounting Policies

     a)   Basis of Presentation

          Corp was incorporated on 15 December 1986 under the Business
                                                              --------
          Corporations Act, Alberta. These consolidated financial statements are
          ----------------
          prepared in accordance with generally accepted accounting principles in Canada and are expressed in Canadian Dollars. The results of operations of the Company for Fiscal 2000 include the results of operations of only Corp. By comparison Fiscal 1999 includes the results of operations of PPCan and PPUSA (the "Subsidiaries") only for the period during which they were operating under Corp's control although no assets or liabilities of the Subsidiaries are included in the balance sheet as at and subsequent to 31 January 1999.

          The consolidated financial statements for Fiscal 1998 include the accounts of Corp and the Subsidiaries.

          All significant intercompany accounts and transactions between the Company and Subsidiaries have been eliminated.

     b)   Going Concern

          These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

          Prior to Fiscal 2000, the Company incurred significant losses. Effective 31 January 1999 had no commercial retail operations. The continuation of the Company as a going concern is dependent upon the identification and commencement of profitable commercial operations and the availability of the necessary operating and long-term financing. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its liabilities as they become due.

     c)   Inventory

          The cost of merchandise inventory of the Subsidiaries was determined using the first-in, first-out inventory valuation method.

PPC Capital Corp                                          FORM 10-K  Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                        Page F 7


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

     e)   Capital Assets

          Capital assets were initially recorded at cost. Amortization was calculated on a straight-line basis on the original cost over the estimated useful lives of the assets.

     f)   Deferred Charges

          Deferred charges were initially recorded at cost. These included patent and trademark filing costs, intellectual properties, cost of raising capital and other costs such as restructuring and reorganizing costs that were properly deferred to be matched against the result of the expenditure.

     g)   Financial Instruments

          The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities and convertible promissory notes. No financial assets or liabilities were denominated in foreign currencies as at or subsequent to 31 January 1999.

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

4.   Gain on Sale and Abandonment of Subsidiaries

     a) On 8 May 1998 PPCan filed a Proposal that was approved at the meeting of creditors held on 11 September 1998, and court approval of the Proposal was final on 7 October 1998. On 27 November 1998 the Company completed the sale of PPCan to a third party for total consideration of $1,211,000 consisting of cash of $ 638,000 and secured promissory notes receivable of $573,000. Obtaining these approvals was a prerequisite of the sale. As a condition of the sale, the third party advanced PPCan approximately $638,000 to pay the Proposal Trustee, to enable it to fund its obligations to the creditors in accordance with the terms of the Proposal, and pay certain administrative and operating costs incurred post-Notice. As a result, all claims of the creditors of PPCan as compromised will be fully satisfied. In connection with the sale of PPCan, the Company sold, transferred and assigned PPCan's secured debt, in recognition of the repayment by PPCan of a portion of the indebtedness, and its right, title and interest to the proprietary names, marks and styles "Powerful Stuff" and "Powerful Connections" for $100,000 cash consideration. The Company has realized a non-cash gain as a result of the sale of $1,399,280.

PPC Capital Corp                                          FORM 10-K  Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                        Page F 8

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

4.   Write down of certain Long-term Assets

     The Company has no material long-term assets as at and subsequent to 31 January 1999. In the circumstances, in Fiscal 1999 the remaining capital assets of PPCAN were written down to their realized value on the sale while remaining assets valued at $1,290,875 of PPUSA were written-off. Similarly, deferred charges and other assets, including the unamortized portion of capitalized financing charges and certain rights and trademarks, were also written off during Fiscal 1999. (See Note 3 above)

5.   Long-term Debt

     The 10% Convertible Debentures, for a maximum principal amount of up to $5,000,000, are a first secured and fixed and floating charge, maturing on 31 January 2002 (extended on the same terms and conditions from those that would have matured on 31 January 2000), bearing interest at a rate of 10% per annum payable semi-annually in common shares. The Convertible Debentures, including all principal amounts advance thereunder and interest accruing thereon, may be converted, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share. Accrued non-cash interest payable to 31 January 2000 was $639,039 (1999 -- $319,939).

6.   Share Capital

     The Company arranges the private placement unit financings from time to time and records the proceeds as equity upon the receipt thereof. As and when the units are exchanged for Common Shares, the Company records the issuance of shares. During Fiscal 2000 there were no changes to share capital although during Fiscal 1999 the Company reorganized its share capital as follows:

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

     c) The Company's shareholders approved at the annual general and special shareholder meeting held on 21 January 1999 a special resolution effective 31 January 1999 authorizing the reduction in the stated capital of the Company pursuant to (S)36 of the Business Corporations
                                                          ---------------------
          Act Alberta, by reducing the stated capital of the Common Shares by an
          ---
          amount up to but not to exceed $20,700,000. This reduction of stated capital of the Com-

PPC Capital Corp                                          FORM 10-K  Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                        Page F 9

          mon Shares would result in the reduction of the shareholders' deficiency by the same amount. It is management's opinion, after making the adjustment, that the balance sheet will more accurately represent the financial repositioning of the Company resulting from the reorganization and restructuring, and the appropriate current financial condition of the Company.

     d) The following table sets out the changes to the stated capital and Common Shares.

                                                                                             --------------------------------------
                                                                                                     Shares              Dollars
               --------------------------------------------------------------------------------------------------------------------
               31 January 1998 balance                                                              8,060,764          $  9,577,678
               --------------------------------------------------------------------------------------------------------------------
                Conversion of $6 million Special Note;
                  principal, conversion premium and interest                                        5,080,767             7,750,956
                Conversion of Bridge Loan Notes;
                  principal, bonus shares and interest                                              3,771,858             4,939,822
                Stated capital reduction                                                                                (20,700,000)
                Value of stock to be issued for payment in-kind of finder's fee (see below)                                 121,230
                Cost of issue                                                                                              (121,230)
               --------------------------------------------------------------------------------------------------------------------
               31 January 1999 balance                                                             16,913,389             1,118,456
               --------------------------------------------------------------------------------------------------------------------
                No change during the year
               --------------------------------------------------------------------------------------------------------------------
               31 January 2000 balance                                                             16,913,389          $  1,118,456
               --------------------------------------------------------------------------------------------------------------------

     f) The Company has neither issued nor had any stock options outstanding for the past three years.

     g) The Company has received the approval of both the regulator and shareholders to consolidate the Company's issued and outstanding common shares. It is the intention of the Company to complete this 1 for 5 consolidation from 16,913,389 common shares outstanding to 3,382,677 post-consolidation common shares.

     h) The regulator and shareholders approved payment to Roxborough Holdings Limited, which also holds certain of the Convertible Debentures, of a finder's fee arrangement in respect of funds raised through its efforts for which the Company paid a fee of $121,230. This obligation is payable in post-conversion common shares on the basis of $0.10 per new common share. Accordingly, the Company will issue in the future 1,212,300 new common shares in payment of this obligation.

7.   Income Taxes

     As at 31 January 2000 the Company had incurred certain losses for Canadian Income Tax purposes of approximately $44,000,000 (FYE 1999 - $43,000,000) from operations together with losses arising on the abandonment of PPUSA in Fiscal 1999 and the bankruptcy of certain former subsidiaries during Fiscal 1996. These losses have not been recognized for accounting purposes. The loss carry-forwards, although the ultimate extent to which they may be applied against Canadian source earnings from operations is yet to be determined, expire as follows:

                          Fiscal Year             $-millions
                             2003                      26.9
                             2004                       2.4
                             2006                      13.7
                             2007                       1.0
                                                      -----
                                                      $44.0
                                                      =====

PPC Capital Corp                                          FORM 10-K  Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                       Page F 10


8.   Operating Segment Information

     During Fiscal 2000, the Company operated only in Canada. In prior years, the Company's Subsidiaries operated in Canada and the United States as separate segments. Both segments were accounted for on an identical basis. Operating segment information for the years ended 31 January 1999 and 1998 is as follows:

                                                  Canada          United States           Total

                                                                      1999
          Sales                                        313,366             271,669            585,035
          Loss from operations                       3,642,833             699,119          4,341,952
          Total assets                               1,070,284                   0          1,070,284

                                                                      1998
          Sales                                      2,158,560           5,890,859          8,049,419
          Loss from operations                       6,641,273          12,458,638         19,099,911
          Total assets                               1,797,282           1,607,286          3,404,568

1.   Differences from United States Accounting Principles

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in Canada ("Canadian GAAP"). They comply, in all material respects, with accounting principles generally accepted in the United States of America ("US GAAP") except in certain respects as was applicable for Fiscal 1999 and Fiscal 1998, the effect of which is set out below:

     a)   Classification of the Convertible Feature of the Special Notes

          Under Canadian GAAP the value ascribed to the convertible feature of the Special Notes was recorded as a component of shareholders' equity. The resulting difference between the face value of the Special Notes and the value at which they were initially recorded was then amortized as an operating expense over their original term. Under US GAAP this would not have been permitted and the Special Notes would have been recorded as a liability at their face value. The Special Notes were converted into Common Shares during Fiscal 1999.

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

PPC Capital Corp                                          FORM 10-K  Fiscal 2000
                                       Audited Consolidated Financial Statements
                                                                       Page F 11

                                                             --------------------------------
                                                                    1999             1998
                                                             --------------------------------
     Net loss per Canadian GAAP                                  $    459,147    $  19,099,911
     Adjustments related to:
       Convertible Feature of Special Notes                                 0          280,000
       Gain on Extinguishment of Debt                               3,478,159                0
                                                                 ------------    -------------

     Net Loss before Extraordinary Items per US GAAP                3,937,306       19,379,911
                                                                 ------------    -------------

     Extraordinary Gain on Debt Extinguishment per US
      GAAP                                                         (3,478,159)               0
                                                                 ------------    -------------

     Net Loss per US GAAP                                        $    459,147    $  19,379,911
                                                                 ============    =============
     Loss per Share per US GAAP
       Before Extraordinary Items                                $       0.27    $        3.08
       After Extraordinary Items                                 $       0.03    $        3.08
                                                                 -----------------------------
     Shareholders' (Deficiency) per Canadian GAAP                 ($4,069,317)    ($13,332,492)
     Adjustment related to Convertible Feature of
       Special Notes                                                        0         (980,000)
                                                                 ------------    -------------

     Shareholders' (Deficiency) per US GAAP                       ($4,069,317)    ($14,312,492)
                                                                 ============    =============