Form 10-Q
period 2000-04-30
POWER PLUS CORP
filed 2000-06-28
CIK 853444

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  X      Quarterly report pursuant to section 13 or 15(d) of the Securities
-----                                                            ----------
         Exchange Act of 1934 for the quarterly period ended 30 April 2000
         --------------------
         ("Q1", "First Quarter" or "Quarter 1 of Fiscal 2001"), or

_____    Transition report pursuant to section 13 or 15(d) of the Securities
                                                                  ----------
         Exchange Act of 1934 for the Transition period from __________ to
         --------------------
         __________.

         -----------------------------------------------------------
         Commission file number  0-18163  CUSIP number   693501 10 8
         -----------------------------------------------------------

                               PPC CAPITAL CORP

            (Exact Name of Registrant as Specified in its Charter)

          (the "Registrant", or the "Company", or the "Corporation")

         -----------------------------------------------------------
         Province of Alberta, Canada
         (State or other jurisdiction of incorporation)

         7850 Woodbine Avenue, Suite 201,
         Markham, Ontario, Canada                            L3R 0B9
         (Address of principal executive offices)       Postal Code)

         905-479-5683
         800-769-3733                                   905-479-8911
         (Telephone numbers)                            (Fax number)
         -----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by (S).13 or (S).15(d) of the Securities Exchange Act of 1934 during
                                          -------------------------------
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No X
                                                -
As of 30 May 2000, there were 16,913,389 common shares of the Registrant's common stock (the "Common Shares" or "Common Stock") outstanding. (See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations.)
----------

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                          Page 2

                                   FORM 10-Q

                                     INDEX

PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Interim Financial Statements                            3

               Consolidated Statement of Operations
                    for the periods ended 30 April 2000 and 1999

               Consolidated Balance Sheet as at 30 April 2000 and 31
                    January 2000

               Consolidated Statement of Cash Flows
                    for the periods ended 30 April 2000 and 1999

               Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of                              6

               Financial Condition and Results of Operations

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults Upon Senior Securities                                     12

Item 4.   Submission of Matters to a Vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    12

Signature                                                                     13

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                          Page 3

                        Part I - Financial Information

The Company prepares its consolidated financial statements in Canadian Dollars. In this report all references to "$" are to Canadian dollars, unless otherwise noted.

                                Exchange Rates

Based on the noon buying rates for cable transfers in New York City, certified for customs purposes by the Federal Reserve Bank of New York, the exchange rate on 30 May 2000 was C$1.00 = US$0.67

Item 1.   Interim Financial Statements

                                 First Quarter

                         (period ended 30 April 2000)

                                  Fiscal 2001

       CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)

            (Amounts are expressed in Canadian Dollars)              Three-month and year-to-date
                                                                         period ended 30 April
                                                                  --------------------------------------
                                                                        2000                  1999
                                                                  --------------------------------------
       Interest revenue and sales                                        $4,055               $5,944
       Expenses
            Operating and administration                                 75,642              293,340
            Financing charges payable in stock - see Note 3              79,775               79,774
                                                                      ---------            ---------
       Net (Loss) from operations                                      (151,362)            (367,170)
       Deficit, beginning of period                                   5,045,255            4,145,098
                                                                      ---------            ---------
       Deficit, end of period                                        $5,196,617           $4,512,268
                                                                     ==========           ==========

       Earnings per share                                                ($0.01)              ($0.02)
       Weighted average common shares outstanding                    16,913,389           16,913,389

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                          Page 4

CONSOLIDATED BALANCE SHEETS (unaudited)
         (Amounts are expressed in Canadian Dollars)

                                                                             30 April 2000      31 January 2000
                                                                             -------------      ---------------
                                   Assets

     Current assets:
            Cash and cash equivalents                                           $58,042               $124,829
            Accounts and note receivable - see Note 2                            77,364                 77,364
                                                                             ----------             ----------
                                                                               $135,406               $202,193
                                                                             ==========             ==========
                                Liabilities

     Current accounts payable and accrued liabilities                           $79,464                $74,664
                                                                             ----------             ----------
     Long-term liabilities
            Non-cash accrued liabilities and interest payable - see Note 3      943,103                863,328
            10% Convertible debentures payable - see Note 3                   3,191,000              3,191,000
                                                                             ----------             ----------
                                                                              4,134,103              4,054,328
                                                                             ----------             ----------
                                                                              4,213,567              4,128,992
                                                                             ----------             ----------
                         Shareholders' (deficiency)

     Share capital
          Authorized at no par value:
              An unlimited number of common shares
              An unlimited number of preferred shares
          Issued: 16,913,389 common shares (1999- 16,913,389)                 1,118,456              1,118,456
     Deficit                                                                 (5,196,617)            (5,045,255)
                                                                             ----------             ----------
                                                                             (4,078,161)            (3,926,799)
                                                                             ----------             ----------
                                                                               $135,406               $202,193
                                                                             ==========             ==========

    CONSOLIDATED STATEMENT OF CASH FLOWS  (unaudited)

     (Amounts are expressed in Canadian Dollars)                       Three-month and year-to-date
                                                                           period ended 30 April
                                                                --------------------------------------------
                                                                          2000                  1999
                                                                --------------------------------------------
   Cash provided by (used in) operating activities
        Net (Loss) for period                                          ($151,362)            ($367,170)
        Adjustments required to reconcile Net Loss with
          cash provided by operating activities:
             Financing charges payable in stock - see Note 3              79,775                79,774
                                                                          ------                ------
                                                                         (71,587)             (287,396)

        Changes in non cash operating items
             Accounts receivable                                               0               179,995
             Prepaid expenses                                                  0                14,400
             Accounts payable and accrued liabilities                      4,800              (147,070)
                                                                          ------              ---------

   Increase (decrease) in cash during period                             (66,787)             (240,071)
   Cash, beginning of period                                             124,829               567,614
                                                                         -------               -------

   Cash, end of period                                                   $58,042              $327,543
                                                                         =======              ========

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                          Page 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Note 1: The Consolidated Financial Statements are for the three-month year-to-date period ended 30 April 2000, pertaining to the current fiscal year ending 31 January 2001 ("Fiscal 2001"), and the corresponding period ended 30 April 1999, pertaining to the fiscal year ended 31 January 2000 ("Fiscal 2000") of PPC Capital Corp which was formerly named Power Plus Corporation.

          In the opinion of management, the Consolidated Balance Sheet as at 30 April 2000 and the Consolidated Statements of Operations and Changes in Cash Flows for the three-month year-to-date periods ended 30 April 2000 and 1999, include all adjustments necessary for a fair presentation of such financial statements. Such adjustments consisted only of normal recurring items. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated. Interim results are not necessarily indicative of results for a full year.

          The Consolidated Balance Sheet as at 30 April 2000 and the Consolidated Statements of Operations and Changes in Financial Position for the three-month year-to-date periods ended 30 April 2000 and 1999 are unaudited. The Consolidated Balance Sheet for Fiscal 2000 was audited and reported to shareholders (see the SEC FORM 10-K Registration Statement for Fiscal 2000, as previously filed). These interim quarterly Consolidated Financial Statements and notes do not contain certain information included in the Company's Audited Annual Consolidated Financial Statements and the notes thereto.

Note 2:   Accounts receivable includes GST recoverable.

Note 3: The 10% Convertible Debentures, for a maximum principal amount of up to $5,000,000, are a first secured and fixed and floating charge, maturing on 31 January 2002 (extended on the same terms and conditions from those that would have matured on 31 January 2000), bearing interest at a rate of 10% per annum payable semi-annually in common shares. The Convertible Debentures, including all principal amounts advanced thereunder and interest accruing thereon, may be converted, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share. Accrued non-cash interest payable for Q1 - Fiscal 2001 in the amount of $79,775 (to 31 January 2000 was $863,328) is payable in-kind at the time of repayment or by the issuance of common shares if converted at the option of the holders.

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                          Page 6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

A)   Corporate Overview

     Investing is the priority for PPC Capital Corp, formerly named Power Plus Corporation, a public company currently delisted on the Canadian Venture Exchange ("CDNX")1 in Canada and trading on the OTC - BB in the United States. The primary activities of the Company fall into two categories: investing in operating companies; and carrying on business through subsidiary operating companies. Accordingly, the Company has been the parent of subsidiaries that hire employees, procured merchandise for resale, purchased or built capital assets and carried on business. Since its inception, the Company has invested in specialty retail businesses operating in Canada and the US, primarily selling batteries and battery-related products, wireless telecommunications products and portable fashion electronics.

     The Company was incorporated under the Business Corporations Act, Alberta
                                            -------------------------
     (Canada) on 15 December 1986 under the name "Caio Capital Company." Prior to 1 May 1988, the Company had not conducted any significant operations. On 1 May 1988 the Company acquired all of the issued and outstanding shares of Battery One-Stop International Inc., ("BOSI") a private company incorporated under the Business Corporations Act Canada on 6 March 1985,
                            -------------------------
     and changed its name to "Battery One-Stop Inc." BOSI continued to develop the specialty retail business of marketing and selling batteries and certain battery-powered products in Canada and the Company commenced doing business in the US through a subsidiary during Fiscal 1990. However, this business was unsuccessful and was discontinued late in Fiscal 1992.

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

     Accordingly, in December 1995, BOSI made a voluntary assignment into bankruptcy pursuant to the Bankruptcy and Insolvency Act Canada. Also in
                                -----------------------------
     December 1995, Etc. made a voluntary petition seeking protection under Chapter 11 of the United States Bankruptcy Code that was subsequently
                                     ---------------
     converted to a Chapter 7 filing in January 1996. The Company was the largest creditor of the Former Subsidiaries. Accordingly, at 31 January 1996, the Company had neither ongoing operations nor operating assets.

     In July 1996, Power Plus USA, Inc. ("PPUSA"), a wholly owned subsidiary of the Company, commenced implementing its plan for launching the US Powerful Stuff chain. Effective 1 September 1996, PPUSA launched its wireless airtime rebilling business by purchasing more than 20,000 pager customers under existing contracts and the entitlement to the related future wireless (pager/beeper airtime) rebilling reve-

__________________

/1/ Effective 29 November 1999 the Canadian Venture Exchange ("CDNX") commenced operations as a result of the merger of the Vancouver Stock Exchange and the Alberta Stock Exchange.

PPC CAPITAL CORP                                                      FORM 10-Q
                                                    FirsT Quarter of Fiscal 2001
                                                                          Page 7


  nue from Consumer Electronics Specialty Stores, Inc. ("CESS"), located in Sarasota, Florida. The US retail chain grew to 44 stores and the airtime rebilling business grew by nearly 50% over the next 18 months. Despite these accomplishments, the lack of timely financing, in accordance with PLAN 2000, to support the ongoing operations and growth caused PPUSA to seek protection under Chapter 11 of the US Bankruptcy Code on 31 January 1998. The Company
                             ---------------
  sold certain of PPUSA's capital assets, including its list of pager customers, to an arm's-length party on 29 June 1998, and PPUSA ceased carrying on the business. (See ITEM 7 - Management's Discussion and Analysis of Financial
                          -------------------------------------------------
  Condition and Results of Operations.)
  -----------------------------------

  In September 1996, the Company launched its Canadian Powerful Stuff chain through its wholly owned subsidiary Power Plus Canada, Inc., ("PPCan"). The immediate expansion thrust was concentrated in Ontario, where the chain grew to 18 stores, although plans foresaw the addition of several store locations in British Columbia and Alberta. However, resulting from the same capital constraint, on 8 May 1998 PPCan sought protection by filing a Notice of
                                                                ---------
  Intention to File a Proposal to Creditors ("Proposal") under Part III Division
  -----------------------------------------
  I of the Bankruptcy and Insolvency Act Canada. PPCan remained in possession of
           -----------------------------
  its assets. On 26 November 1998, the Company sold the shares of PPCan and certain intellectual properties to an arm's length party that conducted a similar business in Canada. (See ITEM 7 - Management's Discussion and Analysis
                                            ------------------------------------
  of Financial Condition and Results of Operations.) All of the Company's retail
  ------------------------------------------------
  operations in Canada and the US were conducted through PPCan and PPUSA, respectively, and these subsidiaries owned all of the capital assets employed in carrying on the retail businesses. Accordingly, at 31 October 1998 the Company had neither ongoing retail operations nor operating assets.

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

  While management cannot give any assurances as to the future outlook for the Company, conditional regulatory approval to the 1999 Reorganization Plan was granted on 29 April 1999. The Company changed its name to PPC Capital Corp effective 26 August 1999. Other reorganizational matters are pending in the discretion of management which intends to aggressively pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                          Page 8

  carry forwards are expected to represent a significant asset/2/ for the Company which could be material in attracting a suitable candidate for purposes of restructuring its business affairs.

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

B)  Results of Operations

    1)  Q1 - Fiscal 2001
        The Company continued in its role as an investment banker and, as previously reported, is currently seeking new investment opportunities. Since Q1 - Fiscal 2000 the Company has not owned any active subsidiary companies. Conformably, the Company's interim financial statements since Q1-- Fiscal 2000 report the revenue and expenses of essentially the parent company's activities only and that while the Company has positive working capital it has no long-term assets. The following limited discussion and analysis should be read in conjunction with the previously filed audited Annual Consolidated Financial Statements and the Notes thereto contained in the SEC FORM 10K - Fiscal 2000 filing, representing the year ended 31 January 2000.

        Consideration of Q1 business results for Fiscal 2001 and Fiscal 1999

        The following table highlights items reflected in the Company's unaudited consolidated statement of operations expressed as percentages of sales:

                                                                             Expressed as a
                                                                     Percentage of Interest Revenue
                                                                               and Sales
                                                                        (period ended 30 April)
                                                                              Three months
                                                                    -------------------------------
                                                                           2000            1999
                                                                    -------------------------------
            Cost of sales                                                   n/a             n/a
            Operating, occupancy & administrative expenses                 3775%          6277.2%
            Net loss                                                       3775%          6277.2%


------------------------------
/2/ See Note 7 in the Notes to the audited Consolidated Financial Statements -
    Fiscal 2000, as filed.

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                          Page 9


     The materiality of the operating results of the Company's subsidiaries that operated retail businesses compared to the business results of the parent company that operated as an investment banker, meant that measurement, reporting and comparison of business results historically focused on the retail operations that were materially more significant than the Company's investing activities.

2)   Q1 - Fiscal 2000

     During Q1 - Fiscal 2000 the Company did not own any active subsidiary companies. Conformably, the Company's interim financial statements for Q1 -
     - Fiscal 2000 report the revenue and expenses of essentially the parent company's activities only and, that while the Company has positive working capital it has no long-term assets.

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

     No corporate income taxes were payable in Q1 -- Fiscal 2000. Management expects the amount of accrued income tax losses, being carried forward and available for sheltering future business income accruing from Fiscal 2000, approximates $44 million, and is not reported in the Audited Consolidated Balance Sheet./3/


--------------------------
/3/ See Note 7 in the Notes to the audited Consolidated Financial Statements - Fiscal 2000.

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                         Page 10

C)  Liquidity and Capital Resources

    The FORM 10-K Registration Statement for Fiscal 2000 includes more detailed discussion concerning changes to the capital resources of the Company. As well, the Notes to the Consolidated Financial Statements (unaudited)
              ----------------------------------------------
    included with these materials include particular details pertaining to current activity.

    1) Convertible Debentures

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

    b) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the private placement of a series of first secured and fixed and floating charge 10% convertible debentures ("1998 Debentures") in the maximum principal amount of up to $5,000,000. The 1998 Debentures were proposed to mature on 31 January 2000, bearing interest at a rate of 10% per annum, payable semi-annually in common shares having a deemed price of $0.85 each, and secured by way of a first fixed and floating charge against all the assets of the Company. The 1998 Debentures were proposed to be convertible, in whole or in part, at the option of the holder, into units of the Company at a conversion price of $0.85 per unit, each unit to consist of one common share and one share purchase warrant. Pending proceeding with the 1998 Debentures, the Company, in the interim, executed promissory notes evidencing indebtedness in the aggregate principal amount of $3,191,000 of unsecured loans advanced to the Company and bearing interest on maturity at an annual rate of 10% (the "Unsecured Loan Notes"). As a result of market conditions, the Company abandoned the 1998 Debentures. Subsequently, the Company created a debenture trust indenture (the "Debenture Trust Indenture") dated 30 September 1998 with Elliott & Associates, Inc., providing for the issuance of a series of 10% fixed and floating charge secured debentures in the principal sum not to exceed $5,000,000, originally due 31 January 2000 but was recently extended to 31 January 2002 (see (a) above) (the "Debentures"), and pledged all present and future debts, liabilities and obligations of the Company under the Debenture Trust Indenture. The Unsecured Loan Notes, by agreement with their holders, were replaced by the Debentures during Q4 -- Fiscal 1999. Management considered it desirable to provide for the convertibility of the Debentures, including all principal amounts advanced thereunder and interest accruing thereon, into Common Shares of the Company on the basis that the Debentures may be converted, in whole or in part, on or before maturity, at the option of the holders, into common shares of the Company at a conversion price equal to $0.10 per post-consolidation common share. In view of the fact that the possible aggregate issuance of Common Shares issuable upon conversion of the Debentures represents over 25% of the Company's Common Shares currently issued and outstanding, shareholder approval was obtained at the 21 January 1999 meeting of the shareholders. The required approval of CDNX was granted on 29 April 1999.

    c) At the special meeting of shareholders held on 30 January 1998, the Company's shareholders approved, subject to regulatory approval, the implementation of a four-tiered revised corporate fi-

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                         Page 11

        nance plan, including reasonable fiscal advisory and finder's fees and commissions. The Company and Roxborough Holdings Limited (the "Finder") agreed to a finder's fee arrangement (the "Finder's Fee Agreement") in respect of funds raised through the efforts of the Finder, pursuant to which the Company is obligated to pay the Finder a fee equal to 10% of the first $300,000 of funds raised, and thereafter 7.5% of funds raised between $300,000 and $1,000,000, and 5% of funds raised over $1,000,000.
        To date the Finder arranged funds of $3,191,000, pursuant to which the Company is obligated to pay the Finder a fee of $121,230 (the "Finder's Fee"). Management obtained the approval of the shareholders at the meeting of shareholders held on 21 January 1999, and subsequent regulatory approval, to pay the Finder's Fee in full by converting it into post-consolidation common shares of the Company on the basis of a conversion price of $0.10 per post-consolidation share, or 1,121,230 post-consolidation common.

2)   Consolidation of Share Capital

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

3)   Other

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

4)   Outlook

     While management cannot give any assurances as to the future outlook for the Company, management intends to pursue diversified investment opportunities targeting to maximize shareholder value. In management's opinion, the Company's tax loss carry forwards are expected to represent a significant asset/4/ for the Company which will be material in attracting a suitable candidate for purposes of restructuring its business affairs.

---------------------------
/4/ See Note 7 in the Notes to the audited Consolidated Financial Statements -
    Fiscal 2000.

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                         Page 12


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

Item 3. Defaults Upon Senior Securities.
            Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
            Not applicable.

Item 5. Other Information.
            None

Item 6. Exhibits and Reports on Form 8-K.

       a.)  Exhibits

                     Exhibit 27  -- Financial data schedule

       b.)  Reports on Form 8-K

                     None

PPC CAPITAL CORP                                                       FORM 10-Q
                                                    First Quarter of Fiscal 2001
                                                                         Page 13



                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the
                                    -------------------------------
Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Power Plus Corporation


Date: 30 May 2000                   /s/ R. Bruce Freeman
                                    ------------------------------------------
                                    R. Bruce Freeman
                                    Vice Chairman and Chief Financial Officer

                                    (Duly authorized officer of the Registrant
                                       and its chief financial officer)